Form 10QSB/A
period 1996-03-31
LASERMEDICS INC
filed 1996-07-12
CIK 890284

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                  FORM 10-QSB/A
                                 ---------------

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

       For the transition period from __________________ to ______________

                         Commission File Number 33-49972

                                LASERMEDICS, INC.
             (Exact name of registrant as specified in its charter)

           TEXAS                                          76-0335587
(State or other jurisdiction of                (IRS Employer Identification No.)
(incorporation or organization)

                120 Industrial Boulevard, Sugar Land, Texas 77478
          (Address of principal executive offices, including zip code)

                                  713-276-7000
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant To Section 12(b) or (g) Of The Act:

None

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

                                LASERMEDICS, INC.
               FORM 10-QSB/A FOR THE QUARTER ENDED MARCH 31, 1996.

                                TABLE OF CONTENTS

PART I - FINANCIAL  INFORMATION

         ITEM 1.  FINANCIAL  STATEMENTS.....................              3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................             12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.........................             14

         ITEM 5.  OTHER INFORMATION.........................             14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........             14

                  SIGNATURES................................             15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          The accompanying financial statements are amended from the original filing in order to reclassify as "restricted cash" the amount previously reported as "cash and cash equivalents"; see Note 2 to the financial statements below. This reclassification of the amount previously reported has no effect on earnings, cash flow, or statement of financial position.

          The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Balance Sheet ......................................................   4

Statement of Operations ............................................   5

Statement of Cash Flows ............................................   6

Notes to Financial Statements ......................................  7-10

                                                               LASERMEDICS, INC.
                                                   (a development stage company)

                                                                   BALANCE SHEET
- --------------------------------------------------------------------------------
                                                      (Unaudited)
                                                       March 31,    December 31,
                                                         1996          1995
- --------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents ......................          --      $   203,364
  Accounts receivable - trade ....................   $    23,565         32,669
  Inventory ......................................        44,376        114,732
  Other current assets ...........................       100,000        100,000
  Restricted cash ................................       296,792           --
                                                     -----------    -----------
         Total current assets ....................       464,733        450,765

Property and equipment, net ......................        49,615         51,074
License agreement ................................       101,850        101,850
Intangible assets, net ...........................          --              482
                                                     -----------    -----------
         TOTAL ASSETS ............................   $   616,198    $   604,171
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
  Accounts payable:
    Trade ........................................   $   421,833    $   382,894
    Related party ................................        76,381         56,747
  Accrued interest expense .......................        53,500         38,875
  Accrued liabilities ............................        74,455         56,689
  Refundable subscriptions .......................       356,405           --
  Customer deposits ..............................        73,418         89,100
                                                     -----------    -----------
         TOTAL CURRENT LIABILITIES ...............     1,055,992        624,305
Notes Payable, net of unamortized discount of
   $135,417 and $151,667, respectively ...........       352,082        335,833
                                                     -----------    -----------
         TOTAL LIABILITIES .......................     1,408,074        960,138
                                                     -----------    -----------
Stockholders' Deficiency:
  Common stock - $.01 par value; authorized
    10,000,000 shares; issued 1,761,225
    shares at March 31, 1996, and
    December 31, 1995 ............................        17,612         17,612
  Additional paid-in-capital .....................     7,240,691      7,232,691
  Deficit accumulated during the development
    stage ........................................    (7,822,379)    (7,378,470)
                                                     -----------    -----------
                                                        (564,076)      (128,167)
  Treasury stock, at cost, 279,000 common
    shares .......................................      (227,800)      (227,800)
                                                     -----------    -----------
        Stockholders' deficiency .................      (791,876)      (355,967)
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY ...............................   $   616,198    $   604,171
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

                                                               LASERMEDICS, INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS
                                                                     (Unaudited)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                                                                   January 1, 1991
                                                                                                                       (inception)
                                                                                                                           through
                                                                                                                          March 31,
Three months ended March 31,                                                            1996             1995                 1996
- -----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Laser sales ................................................................      $   147,747       $    70,822       $ 1,454,711
  Seminar fees ...............................................................                                              348,223
                                                                                    -----------       -----------       -----------
Total revenue ................................................................          147,747            70,822         1,802,934
                                                                                    -----------       -----------       -----------
Cost of sales
  Cost of goods sold .........................................................           97,795            41,502           848,978
  Cost of seminars ...........................................................                                              229,253
                                                                                    -----------       -----------       -----------
Total cost of sales ..........................................................           97,795            41,502         1,078,231
                                                                                    -----------       -----------       -----------
Gross profit .................................................................           49,952            29,320           724,703

Selling, general and administrative expenses .................................          463,887           577,112         8,464,156
                                                                                    -----------       -----------       -----------
Loss from operations .........................................................         (413,935)         (547,792)       (7,739,453)

Other income .................................................................              901             3,059            31,728

Interest expense .............................................................          (30,875)                           (114,654)
                                                                                    -----------       -----------       -----------
Net loss applicable to common stock ..........................................         (443,909)         (544,733)       (7,822,379)
                                                                                    -----------       -----------       -----------
Net loss per common share ....................................................      $     (0.30)      $     (0.38)
                                                                                    ===========       ===========       ===========
Weighted average common shares outstanding ...................................        1,481,324         1,418,594
                                                                                    ===========       ===========       ===========

                            The accompanying notes should be read in conjunction
                                                  with the financial statements.

                                                               LASERMEDICS, INC.
                                                   (a development stage company)

                                                         STATEMENT OF CASH FLOWS
                                                                     (Unaudited)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                                                                   January 1, 1991
                                                                                                                       (inception)
                                                                                                                           through
                                                                                                                         March 31,
Three months ended March 31,                                                               1996            1995            1996
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss ........................................................................     $(443,909)     $  (544,733)     $(7,822,379)
                                                                                        ---------      -----------      -----------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense ........................................         1,941            2,161           30,046
     Amortization of discount on notes payable ....................................        16,250                            59,583
     Bad debt expense .............................................................         3,934           12,377           40,002
     Write-off of deferred offering costs .........................................                                          33,947
     Write-off of investment in joint ventures ....................................                                          25,500
     Compensation related to stock options and
      warrants issued .............................................................          --            137,330        2,667,650
     Shares issued for marketing agreement ........................................       179,160
     Shares issued for public relations agreement .................................         8,000                           201,125
     Shares issued for clinical research studies ..................................          --             90,000          390,000
     Shares issued for services ...................................................                                           4,164
     Changes in operating assets and liabilities:
       Accounts receivable - trade ................................................         5,169           70,100          (63,568)
       Inventory ..................................................................        70,356           31,328          (44,376)
       Other current assets and other assets ......................................          --            (25,000)         (99,960)
       Restricted cash ............................................................      (296,792)            --           (296,792)
       Accounts payable ...........................................................        58,573           99,718          500,071
       Accrued liabilities ........................................................        32,391           26,109          127,955
       Customer deposits ..........................................................       (15,682)          (2,645)          73,418
                                                                                        ---------      -----------      -----------
              Total adjustments ...................................................      (115,860)         441,478        3,827,925
                                                                                        ---------      -----------      -----------
              Net cash used in operating activities ...............................      (559,769)        (103,255)      (3,994,454)
                                                                                        ---------      -----------      -----------
Cash flows from investing activities:
  Capital expenditures ............................................................                                         (58,337)
  Payment for organizational costs ................................................                                         (12,125)
  License agreement ...............................................................                                        (101,850)
  Investment in joint ventures ....................................................                                         (25,500)
                                                                                        ---------      -----------      -----------
     Net cash used in investing activities ........................................          --               --           (197,812)
                                                                                        ---------      -----------      -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ......................................                          5,000        2,992,367
  Subscriptions received on common stock ..........................................       356,405                         1,154,405
  Subscriptions refunded on common stock ..........................................                         (6,000)         (46,000)
  Issuance of Series A preferred stock ............................................                                         150,000
  Issuance of Series B preferred stock ............................................                                         205,000
  Capital contributions ...........................................................                                          16,543
  Purchase of treasury stock ......................................................                                        (183,000)
  Issuance of notes ...............................................................                                         555,500
  Payment of notes ................................................................                                         (68,000)
  Deferred offering costs .........................................................                                        (584,549)
                                                                                        ---------      -----------      -----------
      Net cash provided by (used in) financing activities .........................       356,405           (1,000)     $ 4,192,266
                                                                                        ---------      -----------      -----------
Net increase (decrease) in cash and cash equivalents ..............................      (203,364)        (104,255)            --

Cash and cash equivalents at beginning of period ..................................     $ 203,364          310,742
                                                                                        ---------      -----------      -----------

Cash and cash equivalents at end of period ........................................          --        $   206,487             --
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

2.       RESTRICTED CASH:

         Restricted cash represents cash proceeds from subscriptions received in the Company's private offering commenced December 28, 1995 for which the offering had not been consummated. At March 31, 1996 the Company had received gross proceeds from subscriptions in the amount of $356,405, and used $59,613 in current operations prior to the consummation of the offering leaving the balance of $296,792 which is reflected as current restricted cash. Each investor whose funds were used prior to closing was subsequently given the rights to revoke his/her subscription and receive a full refund, none of which rights were exercised. (See Notes 6 & 8 below.)

3.       OTHER CURRENT ASSETS:

         At March 31, 1996, the Company had a stand-by Letter of Credit (the "LOC") for the benefit of the Company's Danish supplier, in the amount of $100,000, which expired April 30, 1996. (See Note 8 - Subsequent Events below.) The LOC is collateralized by a certificate of deposit for $100,000 included in other current assets.

4.       NOTES PAYABLE DISCOUNT:

         Notes payable discount represents the cost associated with the Company's issuance of its convertible, unsecured, non-negotiable promissory notes (the "Bridge Notes") in the aggregate principal amount of $487,500 and 39,000 shares of common stock valued at $195,000. The discount is being amortized by the straight-line method over the term of the Bridge Notes. Accumulated amortization was $59,583 at March 31, 1996. (See Note 8 - Subsequent Events below.)

5.       RELATED PARTY TRANSACTIONS:

         At March 31, 1996, fees of $15,000 and expenses of $4,634 related to a consulting agreement with one of the directors of the Company were expensed and included in accounts payable; an additional $40,000 of such fees and expenses of $16,747 included in accounts payable at December 31, 1995 remained unpaid at March 31, 1996.

6.        STOCKHOLDERS' EQUITY:

         In connection with an agreement it entered into (in December 1995) with a public relations firm, the Company issued to the firm, in February 1996, 2,000 shares of its treasury common stock as compensation for services. The Company has recognized $8,000 in related compensation expense based on the market price of the common stock of $4.00 per share on the date of the agreement.

         During March 1996, the Company amended the terms of the private offering of its securities commenced in December 1995 (the "Offering") by extending the Offering from January 31, 1996 to June 21, 1996, increasing the size of the Offering up to 1,000,000 units and modifying the provisions of certain common stock registration rights granted in the Offering. Through March 31, 1996, the Company had received $356,405 from investors in connection with the Offering. This amount has been recorded as a current liability in the accompanying balance sheet. (See
         Note 8 - Subsequent Events below.)

7.       STOCK OPTIONS & WARRANTS:

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

8.       SUBSEQUENT EVENTS:

         Effective April 30, 1996, the Company amended the stand-by LOC, in the amount of $100,000, under which the Company's Danish supplier is the beneficiary, by extending the expiration date from April 30, 1996 to October 31, 1996. (See Note 2 - Other Current Assets above.) The LOC is collateralized by a certificate of deposit for $100,000 included in other current assets.

         On April 30, 1996 the Company entered into an agreement with Maxxim Medical, Inc., a Delaware corporation ("Maxxim"), whereby the Company purchased certain assets of (and assumed certain liabilities associated with) the Henley Healthcare Division ("Henley") of Maxxim for an estimated purchase price of approximately $13 million. This purchase price (i) was determined by adding $1.0 million to the estimated net book value of the Henley assets as of April 30, 1996 and (ii) is subject to adjustment based on a final determination of the net book value of the Henley assets following the closing. The assets acquired consist of real property; tangible personal property including machinery, equipment, furniture and fixtures; general intangibles; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7,000,000 (the "Note") with the balance of the purchase price being paid in cash. The Company obtained the cash portion of the purchase price pursuant to a loan agreement entered into with Comerica Bank - Texas, a Texas banking corporation ("Comerica"), which loan is secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim.

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

         The loan agreement with Comerica provides for a revolving loan, which permits borrowings up to $4,000,000 pursuant to a borrowing base calculation derived from the Company's accounts receivable and inventory. The $4,000,000 revolving loan also includes a $250,000 letter of credit facility. In addition, the Company received two term loans in the amount of $893,000 and $1,616,000, respectively. The revolving loan's maturity date is two years from the date of the loan agreement while the maturity dates of the $893,000 and $1,616,000 term loans are five years and fifteen years, respectively, from the date of the loan agreement, except that Comerica may call the $1,616,000 term loan beginning on the fifth anniversary of the loan agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim. The loan agreement also contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. The Company is also limited in the amount of its capital expenditures and research and development expenditures, and all future acquisitions and major corporate transactions require approval of Comerica, as do offerings of securities by the Company.

         Also, on April 30, 1996 the Company amended the Offering (see Note 6 - Stockholders' Equity above) by changing the expiration date from June 21, 1996 to April 30, 1996, and consummated the Offering. Pursuant to such consummation the Company received an aggregate of approximately $1,300,000 from investors and committed to issue to such investors in exchange therefor, 433,333 shares of the Company's common stock and four-year warrants to purchase an aggregate of 433,333 shares of the Company's common stock at an exercise price of $6.00 per share.

         Additionally, on April 30, 1996 the holders of all of the Bridge Notes converted the amounts due thereunder into an aggregate of 176,773 shares of the Company's common stock and four-year warrants to purchase an aggregate of 176,773 shares of the Company's common stock at an exercise price of $6.00 per share.

9.       CONTINUING OPERATIONS:

         The Company is in its development stage as it has a limited operating history, has not generated significant revenue, and has an accumulated deficit. The Company has devoted substantially all of its efforts to financial planning, raising capital, developing markets and obtaining
         U. S. Food and Drug Administration ("FDA") approval to sell its products commercially. As of March 31, 1996, the Company's efforts had consisted principally of (i) entering into an agreement with a Danish company pursuant to which the Company obtains sole and exclusive world-wide manufacturing, marketing, and distribution rights, subject to the payment to the Danish company of the sums of $150,000 by December 31, 1996 and $125,000 by June 30, 1997, respectively, for all low-energy laser devices currently manufactured by the Danish company including its initial product, the MicroLight 830(TM), a low-level, non-surgical laser intended to be used to treat carpal tunnel syndrome in humans and muscular problems in veterinary applications, (ii) pursuing the approval of the FDA to commercially market and sell the MicroLight 830(TM) and other low-energy laser devices in the United States and (iii) establishing a division to train doctors, clinicians and other medical professionals in the use of lasers.

         The FDA has historically granted approval to commercialize certain devices based on an approved Premarket Approval ("PMA") application or the fact that a similar device exists that is in use and has FDA approval for sale in the United States, or a similar device exists that was in use prior to the Federal Food, Drug and Cosmetic Act of 1976 (the "FDCA"). The latter type of approval is known as Section "510(k)." The Company submitted documentation to the FDA in September 1993, in order to obtain approval for U.S. sales of the Microlight 830(TM) under
         Section 510(k). In November 1994, the FDA notified the Company that it had determined that the Microlight 830(TM) is not substantially equivalent to a predicate medical device marketed in interstate commerce, but is rather classified by statute under Section 513(f) of the FDCA as a

         Class III medical device and must therefore have an approved PMA before it can be legally marketed in interstate commerce in the U.S. In March 1995, the Company submitted to the FDA its PMA application, approval of which would allow the Company to sell the Microlight 830(TM) in commercial quantities in the U.S. for use on humans. In July 1995, in response to the Company's submission, the FDA requested the Company to provide additional information and some clarification of certain data submitted in the PMA application and notified the Company that the PMA was not considered to be formally filed. On April 9, 1996, in response to the FDA's request, the Company submitted its PMA supplement to the FDA.

         However, there can be no assurance that the Company's submission will satisfy the FDA's requirements or that the FDA will grant PMA approval on a timely basis, if at all. The Company will be unable to sell the product in commercial quantities for human application in the U.S. market until it obtains FDA approval.

         The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. As discussed above, the Company completed during April 1996, the acquisition of Henley. Management believes this acquisition will allow the Company to continue as a going concern. It is contemplated the operations of Henley will enable the Company ultimately to arrange and secure the capital resources necessary to meet the obligations incurred in connection with the acquisition of the worldwide manufacturing, marketing and distribution rights for the laser devices described above, pursue the approval of the FDA for the Microlight 830(TM) and establish its training division. Accordingly, the financial statements do not include any adjustments necessary if the Company becomes unable to continue operations for any reason.

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

         Product sales revenue of $147,747 for the quarter ended March 31, 1996 represents an increase of $76,925 or approximately 109% over the amount reported for the same period in 1995. This increase results primarily from increased sales in the IDE research study program as the number of clinical research sites expands. The Company continues to sell in the veterinarian market, but has focused its efforts to providing products to the clinical researchers in its research program for the purpose of gathering enough data to support the PMA application. The Company continues to seek FDA approval for the commercial marketing of the human model of the Microlight 830(TM).

         There were no seminar fees for the quarter ended March 31, 1996 as was the case for the same period in 1995. The Company has temporarily ceased operations of its training division in order to shift its sales efforts from the seminars market to the clinicians in the research study program for the Microlight 830(TM). Factors such as intense competition in the medical seminars market, the shortage of new techniques and applications in surgical laser technology and the critical need to support the PMA filing contributed to the Company's decision to re-direct its sales efforts. Although there can be no assurances, the Company anticipates resuming operations of its training division in the near future and particularly in the international market when it has fulfilled its financial obligation under the CBS Agreement. This statement may prove to be inaccurate if the factors described above as causing the cessation of training operations continue to exist.

         Product gross margin as a percentage of sales for the quarter ended March 31, 1996 decreased to approximately 34% from approximately 41% for the same period in 1995. This decrease resulted primarily from certain incentive pricing undertaken by the Company as it continues efforts to expand and complete the research program for the Microlight 830(TM).

         Selling, general and administrative expenses for the quarter ended March 31, 1996 decreased $113,225 or approximately 20% compared to the same period in 1995. This results primarily from the effect of less expense recognized aggregating approximately $219,000 related to stock or stock options/warrants issued for compensation, offset by expenses related to the Company's efforts to obtain FDA approval for the commercial distribution of the Microlight 830(TM) for human use.

         For the quarter ended March 31, 1996 the Company had other expense of $30,875 consisting of interest expense on notes payable. For the three-month periods ended March 31, 1996 and 1995 the Company had other income of $901 and $3,059, respectively, consisting of interest income from certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996 the Company had current restricted cash in the amount of $296,792 which represented part of the gross proceeds of $356,405 received as of that date in the Company's private offering commenced December 28, 1995 for which the offering had not been consummated. A portion of the gross proceeds (restricted cash) was used in current operations prior to the ultimate consummation of the offering. Each investor whose funds were used prior to the closing was subsequently given the rights to revoke his/her subscription and receive a full refund, none of which rights were exercised.

         The Company had cash and cash equivalents of $203,364 at December 31, 1995. Also, at March 31, 1996, the Company had $100,000 of stand-by letter of credit expiring October 31, 1996 under which CBS is the beneficiary. The letter of credit is collateralized by a certificate of deposit for $100,000 classified as other current assets in the financial statements.

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

         The Company's on-going efforts to obtain FDA approval for its product continues to be a major source of depletion of capital resources. If the Company's operating cash flow from the recently acquired Henley assets is not adequate, the Company may require new sources of liquidity to (i) fund future activities required to obtain FDA approval of the Microlight 830(TM), (ii) make the required payments under the Note and term loans with Comerica, (iii) make the payments required to obtain the exclusive manufacturing and marketing rights to the Microlight 830(TM), (iv) expand the Henley operations, (v) begin full-scale manufacturing of the Microlight 830(TM) and (vi) pursue additional acquisitions. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, (i) obtaining approval from the FDA to commercially distribute the Microlight 830(TM) in U.S. markets for human application, (ii) successfully operating the recently-acquired Henley business,
(iii) successfully marketing the Microlight 830(TM) and (iv) the availability of competing products. The failure to accomplish any of the foregoing could have a significant adverse impact on the Company's business and financial condition. Sources of additional financing may include additional bank debt or public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  See "Index of Exhibits" on page 16 which lists the documents required to be filed as exhibits to this Form 10-QSB/A by Item 601 of Regulation S-B.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                                                  LASERMEDICS, INC.
                                                     (Registrant)

                                              By :  MICHAEL M. BARBOUR
Date:  JULY 12, 1996                                Michael M. Barbour
                                                    (President and Chief
                                                       Executive Officer)

                                              By :  CHIKE J. OGBOENYIYA
Date: JULY 12, 1996                                 Chike J. Ogboenyiya
                                                    (Vice President and
                                                       Chief Financial Officer)

                                LASERMEDICS, INC.
                            EXHIBITS TO FORM 10-QSB/A
                      for the quarter ended March 31, 1996

                                INDEX OF EXHIBITS

           Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this Form 10-QSB/A.

                             REPORT OR            SEC FILE OR
EXHIBIT                      REGISTRATION         REGISTRATION     EXHIBIT
NUMBER      DESCRIPTION      STATEMENT            NUMBER           REFERENCE
- -------     -----------      ------------         ------------     ---------
3.1*        Amendment to     Form 10-KSB for
            By-Laws          year ended
                             December 31, 1995    33-49972          3(D)

