Form 10QSB
period 1996-06-30
LASERMEDICS INC
filed 1996-08-14
CIK 890284

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                               ---------------
                                 FORM 10-QSB
                               ---------------

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to

                        Commission File Number 0-28566

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

      Check whether the Registrant (i) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      As of August 12, 1996 Lasermedics, Inc. had 2,412,001 shares of Common Stock outstanding.

                              LASERMEDICS, INC.
               FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1996.

                              TABLE OF CONTENTS

PART I - FINANCIAL  INFORMATION

      ITEM 1.     FINANCIAL  STATEMENTS.....................  3

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................ 12

PART II - OTHER INFORMATION

      ITEM 2.     CHANGES IN SECURITIES..................... 14

      ITEM 5.     OTHER INFORMATION......................... 14

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......... 14

                  SIGNATURES................................ 16

                        PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                        INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Balance Sheet                                                             4

Statement of Operations                                                  5-6

Statement of Cash Flows                                                   7

Notes to Financial Statements                                            8-11

                                                              LASERMEDICS, INC.

                                                                  BALANCE SHEET
- -------------------------------------------------------------------------------
                                                     (Unaudited)
                                                      June 30,    December 31,
                                                        1996          1995
- -------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                           $   484,087   $  203,364
  Accounts receivable, net of allowance for doubtful
     accounts of $178,195  at June 30, 1996             3,518,404       32,669
  Inventory                                             5,717,867      114,732
  Prepaid expenses                                         88,715            -
  Other current assets                                    150,000      100,000
- -------------------------------------------------------------------------------
         Total current assets                           9,959,073      450,765

Property, plant and equipment, net of
  accumulated depreciation of $52,867 and
  $16,002, respectively.                                3,442,322       51,074
Goodwill and other intangibles, net of accumulated
  amortization of $17,728 and $12,730, respectively     1,238,270          482
License agreement                                         101,850      101,850
- -------------------------------------------------------------------------------
         Total Assets                                 $14,741,515   $  604,171
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Line of credit - bank                               $ 2,533,455            -
  Accounts payable:
    Trade                                                 619,020   $  382,894
    Related party                                          10,833       56,747
  Accrued liabilities                                     924,378       95,564
  Customer deposits                                        22,000       89,100
  Current maturities of long-term debt                    286,333            -
- -------------------------------------------------------------------------------
         Total current liabilities                      4,396,019      624,305

Notes payable, net of unamortized
    discount of $151,667                                               335,833
Other accrued liabilities                                  63,000            -
Long-term debt, net of current maturities               9,198,804            -
- -------------------------------------------------------------------------------
         Total  liabilities                            13,657,823      960,138

Stockholders' Equity (Deficiency):
  Preferred stock - $.10 par value; authorized
    1,000,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
    10,000,000 shares; issued 2,691,001
     shares at June 30, 1996, and issued
     1,761,225 shares at December 31, 1995                 26,910       17,612
  Additional paid-in-capital                            9,625,917    7,232,691
  Accumulated deficit                                  (8,341,335)  (7,378,470)
- -------------------------------------------------------------------------------
                                                        1,311,492     (128,167)
  Treasury stock, at cost, 279,000 common shares         (227,800)    (227,800)
- -------------------------------------------------------------------------------
        Stockholders' equity (deficiency)               1,083,692     (355,967)

      Total Liabilities and Stockholders'
         Equity (Deficiency)                          $14,741,515   $  604,171
- -------------------------------------------------------------------------------

                                             See notes to financial statements.

                                                              LASERMEDICS, INC.

                                                        STATEMENT OF OPERATIONS
                                                                    (Unaudited)
- -------------------------------------------------------------------------------
Three months ended June 30,                                  1996         1995
- -------------------------------------------------------------------------------
Net sales                                             $ 2,717,546   $   56,717
Cost of sales                                           1,315,953       20,747
- -------------------------------------------------------------------------------
Gross profit                                            1,401,593       35,970

Operating expenses                                      1,615,819      388,497
- -------------------------------------------------------------------------------
Loss from operations                                     (214,226)    (352,527)

Interest expense                                         (293,838)     (20,458)
Other income (expense), net                               (10,892)       3,056
- -------------------------------------------------------------------------------
Net loss                                              $  (518,956)  $ (369,929)
- -------------------------------------------------------------------------------
Net loss per common share                             $     (0.33)  $    (0.26)
- -------------------------------------------------------------------------------
Weighted average common shares outstanding              1,569,236    1,427,971
- -------------------------------------------------------------------------------

                                             See notes to financial statements.

                                                              LASERMEDICS, INC.

                                                        STATEMENT OF OPERATIONS
                                                                    (Unaudited)
- -------------------------------------------------------------------------------
Six months ended June 30,                                    1996         1995
- -------------------------------------------------------------------------------

Net sales                                             $ 2,865,293   $  127,539
Cost of sales                                           1,413,748       62,249
- -------------------------------------------------------------------------------
Gross profit                                            1,451,545       65,290

Operating expenses                                      2,079,706      965,610
- -------------------------------------------------------------------------------

Loss from operations                                     (628,161)    (900,320)

Interest expense                                         (324,713)     (20,458)
Other income (expense), net                                (9,991)       6,115
- -------------------------------------------------------------------------------

Net loss                                              $  (962,865)  $ (914,663)
- -------------------------------------------------------------------------------

Net loss per common share                             $     (0.63)  $    (0.64)
- -------------------------------------------------------------------------------

Weighted average common shares outstanding              1,525,280    1,423,364
- -------------------------------------------------------------------------------

                                             See notes to financial statements.

                                                              LASERMEDICS, INC.

                                                        STATEMENT OF CASH FLOWS
                                                                    (Unaudited)
- -------------------------------------------------------------------------------
Six months ended June 30,                                    1996         1995
- -------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                            $  (962,865)  $ (914,663)
- -------------------------------------------------------------------------------
  Adjustments to reconcile net loss
    to net cash used in operating activities:
     Depreciation and amortization expense                 70,595        4,321
     Amortization of discount on notes payable            151,667       10,833
     Bad debt expense                                     405,080       12,377
     Compensation related to stock options and
      warrants issued                                           -      137,330
     Shares issued for public relations agreement           8,000
     Shares issued for clinical research studies                        90,000
     Shares issued for furniture                                         5,995
     Changes in operating assets and liabilities:
       Accounts receivable                               (618,995)      83,531
       Inventory                                          320,943       23,577
       Other current assets                              (116,695)    (125,000)
       Accounts payable                                   161,548      111,330
       Accrued liabilities                                320,924      (27,235)
       Customer deposits                                   67,100      (16,245)
       Other accrued liabilities                           63,000            -
- -------------------------------------------------------------------------------
              Total adjustments                           833,167      310,814
- -------------------------------------------------------------------------------
              Net cash used in operating activities      (129,698)    (603,849)
- -------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of Henley, net of cash
     acquired of $1,909                                (6,496,613)           -
  Capital expenditures                                    (18,583)      (1,858)

- -------------------------------------------------------------------------------
             Net cash used in investing activities     (6,515,196)      (1,858)
- -------------------------------------------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock            1,907,025        5,000
  Subscriptions refunded on common stock                               (46,000)
  Net proceeds from line of credit                      2,533,455
  Proceeds from long-term debt                          2,508,998      487,500
  Principal payments of long-term debt                    (23,861)

- -------------------------------------------------------------------------------
            Net cash provided by financing activities   6,925,617      446,500
- -------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      280,723     (159,207)

Cash and cash equivalents at beginning of period          203,364      310,742
- -------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $   484,087   $  151,535
- -------------------------------------------------------------------------------

                                             See notes to financial statements.

                              LASERMEDICS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

2.    LOSS PER SHARE:

      The calculation of primary loss per share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and warrants reflected under the treasury stock method. Fully diluted loss per share is not presented because such amounts would be the same as amounts computed for primary loss per share.

3.    ACQUISITION OF ASSETS:

      On April 30, 1996 the Company entered into an agreement with Maxxim Medical, Inc., a Delaware corporation ("Maxxim"), whereby the Company purchased certain assets of (and assumed certain liabilities associated with) the Henley Healthcare Division ("Henley") of Maxxim for an estimated purchase price of approximately $13.5 million. The assets acquired consist of real property; tangible personal property including machinery, equipment, furniture and fixtures; general intangibles; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7,000,000 (the "Note") with the balance of the purchase price being paid in cash. The Company obtained the cash portion of the purchase price pursuant to a loan agreement entered into with Comerica Bank - Texas, a Texas banking corporation ("Comerica"), which loan is secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim.

      The Note is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. The Company is also required to redeem 40% of the Note upon the completion of a public offering. The Note is convertible into common stock at an initial conversion price of $3 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection. Such conversion could, depending on the fair market value of the Company's common stock at the time of conversion, result in substantial dilution to holders of the Company's common stock. The Company's common stock issuable upon conversion of the Note is subject to the terms of a registration rights agreement entered into by the Company and Maxxim whereby Maxxim (and certain subsequent holders) shall retain certain demand and piggyback registration rights with respect to those shares of common stock.

      The loan agreement with Comerica (the "Loan Agreement") provides for (i) a revolving loan ("Line of Credit" or "Revolver"), which permits borrowings up to $4,000,000 pursuant to a borrowing base calculation derived from the Company's accounts receivable and inventory and (ii) two term loans in the amount of $893,000 and $1,616,000, respectively. The Revolver also includes a $250,000 letter of credit facility. Interest on the Revolver and the two term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. The Revolver's maturity date is two years from the date of the Loan Agreement while the maturity dates of the $893,000 and $1,616,000 term loans are five years and fifteen years, respectively, from the date of the Loan Agreement, except that Comerica may call the $1,616,000 term loan beginning on the fifth anniversary of the Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim. The loan agreement also contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. The Company is also limited in the amount of its capital expenditures and research and development expenditures, and all future acquisitions and major corporate transactions require approval of Comerica, as do offerings of securities by the Company.

      From the date of the Loan Agreement through June 30, 1996, the Company was not in compliance with some of its covenants under the Loan Agreement and the Note. While the Company expects to be in compliance with such covenants in the foreseeable future, unforeseen changes in cash flows, taxes, requirements for capital expenditures, customer receivables and other factors and conditions could cause the Company to breach its covenants. In such event, the Company would be in default under the Loan Agreement and/or the Note, as applicable, and all amounts due thereunder could be declared immediately due and payable. The failure to pay such amounts (which failure would occur unless the Company is able to obtain additional sources of funding, of which no assurances can be given) would likely result in Comerica and/or Maxxim foreclosing on all of the Company's assets.

      The acquisition has been accounted for as a purchase, and the results of operations of Henley have been included in operations from the date of acquisition. The estimated fair value of the Note amounted to $7,000,000 pursuant to a valuation by an investment banking firm.

4.    OTHER CURRENT ASSETS:

      At June 30, 1996, the Company had two stand-by Letters of Credit (the "LOCs") one of which is for the benefit of the Company's Danish supplier, in the amount of $100,000, expiring October 31, 1996, and the other is for the benefit of one of the Company's wholesale suppliers, in the amount of $50,000, expiring December 31, 1996. The LOCs are collateralized by certificates of deposit for a total of $150,000 included in other current assets.

5.    RELATED PARTY TRANSACTIONS:

      Included in accounts payable at June 30, 1996, were fees of $10,833 related to consulting agreements with two of the directors of the Company.

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

      During March 1996, the Company amended the terms of a "best-efforts" private offering of its securities commenced in December 1995 (the "Offering") by extending the Offering from January 31, 1996 to June 21, 1996, increasing the size of the Offering up to 1,000,000 units and modifying the provisions of certain common stock registration rights granted in the Offering.

      On April 30, 1996 the Company consummated the Offering with respect to those subscriptions received to that date. Pursuant to such consummation the Company received an aggregate of approximately $1,300,000 from investors and issued to such investors in exchange therefor, 433,333 units of its securities ("Units"), each Unit consisting of one share of the Company's common stock and one four-year warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share. Subsequent to April 30, 1996 the Company consummated the Offering with respect to those subscription agreements received after that date and, in connection therewith, received approximately $734,000 and issued an additional 244,670 Units.

      Additionally, on April 30, 1996 the holders of all of the Company's previously issued convertible, unsecured, non-negotiable promissory notes ("Bridge Notes") converted the amounts due thereunder into an aggregate of 176,773 shares of the Company's common stock and four-year warrants to purchase an aggregate of 176,773 shares of the Company's common stock at an exercise price of $6.00 per share. Such conversion was effected under the same terms as those offered to investors in the Offering.

7.    STOCK OPTIONS & WARRANTS:

      Effective January 15, 1996, the Board of Directors of the Company adopted, subject to approval by the Company's stockholders, a 1996 Incentive Stock Option Plan covering 1,200,000 shares of the Company's common stock and a 1996 Non-employee Directors Stock Option Plan (the "NonEmployee Director Plan") covering 250,000 shares of the Company's common stock.

      In connection with their election to the Company's Board of Directors in January 1996, two directors were each granted stock options under the Non-Employee Director Plan to purchase a total of 25,000 shares of the Company's common stock at a price of $5.50 per share. The grant of these options was subject to stockholder approval of the Non-Employee Director Plan which approval was obtained in July 1996.

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

      Effective June 14, 1996 the Company entered into a settlement agreement with J.W. Cabott Holding Corp. ("JWC") and certain of JWC's principals with respect to an agreement the Company entered into with JWC in July 1994 pursuant to which JWC was granted a warrant to purchase 125,000 shares of the Company's common stock at $.10 per share. The settlement agreement provides for, among other things, a reduction in the number of shares issuable pursuant to the warrant granted to JWC from 125,000 to 75,000 and the transfer of such warrant to three principals of JWC. The Company subsequently issued 75,000 shares of its common stock to the three principals of JWC pursuant to their exercise of the warrant at the specified price of $.10 per share.

8.    SUBSEQUENT EVENTS:

      At the Company's annual shareholders' meeting held in July 1996, the Company's shareholders, among other things, approved the 1996 Incentive Stock Option Plan and the Non-Employee Director Plan as adopted by the Board of Directors of the Company in January 1996. (See Item 5 of Part II.)

      In connection with their re-election to the Company's Board of Directors in July 1996, four non-employee directors were each granted stock options under the Non-Employee Director Plan to purchase a total of 40,000 shares of the Company's common stock at a price of $7.00 per share.

9.    DEVELOPMENT STAGE:

      For financial reporting purposes the Company was considered to be in the development stage at March 31, 1996. Subsequent to April 30, 1996 (date of acquisition of Henley) the Company is no longer in the development stage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      Operating deficit for the quarter ended June 30, 1996 increased approximately 40% to $518,956 compared to operating deficit of $369,929 for the same period in 1995. Operating deficit for the six months ended June 30, 1996 increased approximately 5% to $962,865 compared to operating deficit of $914,663 for the same period in 1995. The increase in operating deficit results primarily from the effects of certain expenses incurred in the consolidation of the newly-acquired Henley operations partially offset by less expenses recognized during the first quarter of 1996 in connection with stock or stock options/warrants issued for compensation or under certain agreements which the Company entered into.

      Net sales for the three months ended June 30, 1996 increased to $2,717,546 compared to $56,717 reported for the same period in 1995. For the six months ended June 30, 1996 net sales increased to $2,865,293 compared to $127,539 reported for the same period in 1995. Gross margin for the three months ended June 30, 1996 increased to $1,401,593 compared to $35,970 reported for the same period in 1995, and for the six months ended June 30, 1996 gross margin increased to $1,451,545 compared to $65,290 reported for the same period in 1995. These increases in net sales and gross margins resulted primarily from the effects of the Henley acquisition completed in the quarter ended June 30, 1996.

      Operating expenses for the quarter ended June 30, 1996 were $1,615,819 compared to $388,497 reported for the same period in 1995. For the six months ended June 30, 1996 operating expenses were $2,079,706 compared to $965,610 reported for the same period in 1995. The increase in operating expenses was directly attributable to the acquisition of the Henley operations.

      For the three months and six months ended June 30, 1996 the Company had interest expense of $293,838 and $324,713, respectively, compared to $20,458 reported for the same periods in 1995. The increase in interest expense is directly related to the long-term debt incurred and the credit facility established to finance the Henley acquisition as well as the effects of the conversion of the Bridge Notes into shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996 the Company had cash and cash equivalents of $484,087 compared to cash and cash equivalents of $203,364 at December 31, 1995. The increase in cash and cash equivalents resulted from proceeds of the Offering consummated during the quarter ended June 30, 1996. Also, at June 30, 1996, the Company had two stand-by letters of credit expiring October 31, 1996 and December 31, 1996, respectively, aggregating $150,000 under which CBS and another supplier are the beneficiaries. The letters of credit are collateralized by certificates of deposit for a total of $150,000 classified as other current assets in the financial statements.

      The Company's current sources of liquidity consist primarily of (i) funds held at the end of fiscal year 1995, (ii) proceeds received from the Offering and (iii) the amounts, if any, available under the revolving loan from Comerica (the "Revolver".) As of June 30, 1996 the Company had consummated the Offering and in connection therewith had received an aggregate of approximately $2,000,000, portions of which were used in operations. Also, as of June 30, 1996 the Company had approximately $1,700,000 available for borrowing pursuant to the Revolver. The total amount available for borrowing under the Revolver is the lesser of (i) $4,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory.

      The Company's on-going efforts to obtain FDA approval for Microlight 830(TM) continues to be a major source of depletion of capital resources. If the Company's operating cash flow from the recently acquired Henley assets is not adequate, the Company may require new sources of liquidity to (i) fund future activities required to obtain FDA approval of the Microlight 830(TM), (ii) make the required payments under the Note and term loans with Comerica, (iii) make the payments required to obtain the exclusive manufacturing and marketing rights to the Microlight 830(TM), (iv) expand the Henley operations, (v) begin full-scale manufacturing of the Microlight 830(TM) and (vi) pursue additional acquisitions. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, (i) obtaining approval from the FDA to commercially distribute the Microlight 830(TM) in U.S. markets for human application, (ii) successfully operating the recently-acquired Henley business, (iii) successfully marketing the Microlight 830(TM) and (iv) the availability of competing products. The failure to accomplish any of the foregoing could have a significant adverse impact on the Company's business and financial condition. Sources of additional financing may include additional bank debt or public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      At the Company's annual meeting of shareholders held in July 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation that, among other things, eliminated the cumulative voting of shares of the Company's common stock in the election of directors.

ITEM 5. OTHER INFORMATION

      In April 1996 the Company submitted its PMA supplement to the FDA in response to the FDA's request for additional information and some clarification of certain data submitted in the Company's original PMA application. In June 1996 the FDA informed the Company that the PMA submission was formally accepted for filing and substantive review. However, there can be no assurance that the Company's submission will ultimately satisfy the FDA's requirements or that the FDA will grant PMA approval on a timely basis, if at all. The Company will be unable to sell the Microlight 830(TM) in commercial quantities for human application in the U.S. market until it obtains the FDA's clearance to market the device.

      In July 1996 the Company was informed that the FDA had reviewed the Company's response to the FDA's October 1995 warning letter and had no further concerns with respect to the matters covered in the warning letter. The FDA's warning letter was issued pursuant to a June 1995 inspection of the Company's clinical studies program involving the Microlight 830(TM).

      At the Company's annual meeting of shareholders held in July 1996, in addition to approving the stock option plans discussed in Part I hereof, the Company's shareholders (a) elected a board of six directors and (b) approved a proposal amending the Company's Articles of Incorporation which (i) increased the authorized number of shares of the Company's Common Stock, par value $.01 per share from 10,000,000 shares to 20,000,000 shares; (ii) increased the authorized number of shares of the Company's Preferred Stock, par value $.10 per share from 1,000,000 shares to 2,500,000 shares; (iii) granted specific authority to the Company's Board of Directors to designate the rights, preferences, terms and conditions of one or more series of Preferred Stock without further shareholder approval; and (iv) eliminated cumulative voting in the election of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS

      See "Index of Exhibits" on page 17 which lists the documents required to be filed as exhibits to this Form 10-QSB by Item 601 of Regulation S-B.

(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K (and a subsequent amendment on Form 8- K/A) dated April 30, 1996 in which the following items were reported:

      o     Acquisition of certain assets of Henley;

      o Increase in the number of directors constituting the entire Board of Directors of the Company from two to six; and

      o The adoption by the Board of Directors of a 1996 Incentive Stock Option Plan and a 1996 Non- Employee Directors Stock Option Plan.

                                     24

(b)   REPORTS ON FORM 8-K, CONTINUED

      The following financial statements of the business acquired (Henley) were also filed as part of the Current Report on Form 8-K/A:

      o     Divisional statement of net assets as of October 29, 1995 (audited.)

      o Statements of revenues and direct expenses for the years ended October 29, 1995 and October 30, 1994 (audited) and for the six months ended April 30, 1995 and 1996 (unaudited.)

      o Statements of cash flows for the years ended October 29, 1995 and October 30, 1994 (audited) and for the six months ended April 30, 1995 and 1996 (unaudited.)

                                   SIGNATURES

      IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.


                                         LASERMEDICS, INC.
                                           (Registrant)


                                         By :  MICHAEL M. BARBOUR
Date:  AUGUST 13, 1996                         Michael M. Barbour
                                       (President and Chief Executive Officer)

                                         By :  CHIKE J. OGBOENYIYA
Date: AUGUST 13, 1996                          Chike J. Ogboenyiya
                                   (Vice President and Chief Financial Officer)

                              LASERMEDICS, INC.
                           EXHIBITS TO FORM 10-QSB
                     for the quarter ended June 30, 1996


                              INDEX OF EXHIBITS

        Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this Form 10-QSB.

                                        Report or         SEC File or
Exhibit                                 Registration      Registration   Exhibit
Number            Description           Statement            Number    Reference
- -------           -----------           ------------      ------------ ---------
2.1*              Agreement of          Form 8-K/A dated
                  Purchase and Sale     April 30, 1996       33-49972       1(A)
                  of Assets dated
                  April 30, 1996
                  with Maxxim.

10.1*             Convertible           Form 8-K dated
                  Subordinated          April 30, 1996       33-49972       1(B)
                  Promissory Note
                  dated April 30,
                  1996 payable to
                  Maxxim.

10.2*             Registration          Form 8-K dated
                  Rights Agreement      April 30, 1996       33-49972       1(C)
                  dated April 30, 1996
                  with Maxxim.

10.3*             Voting and            Form 8-K dated
                  Shareholders          April 30, 1996       33-49972       1(D)
                  Agreement dated
                  April 30, 1996 by
                  and between M.M.
                  Barbour, Dr. C. F.
                  Smith and Maxxim.

10.4*             Loan Agreement        Form 8-K dated
                  dated April 30,       April 30, 1996       33-49972       1(E)
                  1996 with
                  Comerica Bank-
                  Texas.

3.1               Amendment to
                  By-Laws

3.2               Articles of
                  Amendment to
                  Articles of
                  Incorporation
                                       17