Form 10QSB
period 1996-09-30
LASERMEDICS INC
filed 1996-10-29
CIK 890284

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                   FORM 10-QSB
                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

           TEXAS                                                 76-0335587
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

              120 Industrial Boulevard, Sugar Land, Texas 77478
         (Address of principal executive offices, including zip code)

                                 713-276-7000
             (Registrant's telephone number, including area code)

      Check whether the Registrant (i) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of October 25, 1996 Lasermedics, Inc. had 2,416,001 shares of Common Stock outstanding.

================================================================================

                                LASERMEDICS, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

                                TABLE OF CONTENTS

PART I - FINANCIAL  INFORMATION

      ITEM 1.     FINANCIAL  STATEMENTS...................................     3

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..............................................    13

PART II - OTHER INFORMATION

      ITEM 2.     CHANGES IN SECURITIES....................................   15

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS. .......................................   15

      ITEM 5.     OTHER INFORMATION........................................   16

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................   16

                  SIGNATURES...............................................   17

                          PART I. FINANCIAL INFORMATION

      Included in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct.

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

                                LASERMEDICS, INC.

                                  BALANCE SHEET

=================================================================================================================
                                                                                     (Unaudited)
                                                                                     September 30,    December 31,
                                                                                         1996             1995
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents .......................................................   $    598,421    $   203,364
  Accounts receivable, net of allowance for doubtful
     accounts of $265,784  at September 30, 1996 ..................................      4,657,024         32,669
  Inventory .......................................................................      4,736,797        114,732
  Prepaid expenses ................................................................        152,790           --
  Other current assets ............................................................        150,000        100,000
-----------------------------------------------------------------------------------------------------------------
         Total current assets .....................................................     10,295,032        450,765

Property, plant and equipment, net of
  accumulated depreciation of $142,567 and
  $16,002, respectively ...........................................................      3,442,325         51,074
Goodwill and other intangibles, net of accumulated
  amortization of $55,881 and $12,730, respectively ...............................      1,213,329            482
License agreement .................................................................        101,850        101,850
-----------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS .............................................................   $ 15,052,536    $   604,171
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Line of credit - bank ...........................................................   $  2,796,493           --
  Accounts payable:
    Trade .........................................................................   425,185$382,894
    Related party .................................................................            837         56,747
  Accrued liabilities .............................................................        826,192         95,564
  Customer deposits ...............................................................         28,500         89,100
  Current maturities of long-term debt ............................................        286,333           --
-----------------------------------------------------------------------------------------------------------------
         Total current liabilities ................................................      4,363,540        624,305

Notes payable, net of unamortized
    discount of $151,667 ..........................................................           --          335,833
Other accrued liabilities .........................................................        157,500           --
Long-term debt, net of current maturities .........................................      9,127,219           --
-----------------------------------------------------------------------------------------------------------------
         Total  liabilities .......................................................     13,648,259        960,138

Stockholders' Equity (Deficiency):
  Preferred stock - $.10 par value; authorized 2,500,000
  shares at September 30, 1996 and 1,000,000 shares at
   December 31, 1995;
    none issued and outstanding
  Common stock - $.01 par value; authorized 20,000,000 shares at September 30, 1996 and 10,000,000 shares at December 31, 1995; issued 2,695,001 shares at
    September 30, 1996
    and 1,761,225 shares at December 31, 1995 .....................................         26,950         17,612
  Additional paid-in-capital ......................................................      9,645,378      7,232,691
  Accumulated deficit .............................................................     (8,040,251)    (7,378,470)
-----------------------------------------------------------------------------------------------------------------
                                                                                         1,632,077       (128,167)
  Treasury stock, at cost, 279,000 common shares
    at September 30, 1996 and 281,000 common
    shares at December 31, 1995 ...................................................       (227,800)      (227,800)
-----------------------------------------------------------------------------------------------------------------
        Stockholders' equity (deficiency) .........................................      1,404,277       (355,967)

      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY) ......................................................   $ 15,052,536    $   604,171
=================================================================================================================

                       See notes to financial statements.

                                LASERMEDICS, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
=======================================================================

Three months ended September 30,                 1996        1995
-----------------------------------------------------------------------
Net sales ................................   $ 5,228,426    $   257,126
Cost of sales ............................     2,341,731        157,590
-----------------------------------------------------------------------
Gross profit .............................     2,886,695         99,536

Operating expenses .......................     2,334,088        334,170
-----------------------------------------------------------------------

Income (loss) from operations ............       552,607       (234,634)

Interest expense .........................      (234,899)       (30,875)
Other income (expense), net ..............       (16,624)         2,206
-----------------------------------------------------------------------

Net income (loss) ........................   $   301,084    $  (263,303)
=======================================================================

Net income (loss) per common share .......   $      0.12    $     (0.18)
=======================================================================

Weighted average common shares outstanding     2,412,827      1,457,990
=======================================================================
                       See notes to financial statements.

                                LASERMEDICS, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
=======================================================================
Nine months ended September 30, ..........          1996           1995
-----------------------------------------------------------------------
Net sales ................................   $ 8,093,719    $   384,664
Cost of sales ............................     3,755,479        222,051
-----------------------------------------------------------------------
Gross profit .............................     4,338,240        162,613

Operating expenses .......................     4,413,794      1,292,515
-----------------------------------------------------------------------
Loss from operations .....................       (75,554)    (1,129,902)

Interest expense .........................      (559,612)       (51,333)
Other income (expense), net ..............       (26,615)         8,322
-----------------------------------------------------------------------
Net loss .................................   $  (661,781)   $(1,172,913)
=======================================================================
Net loss per common share ................   $     (0.36)   $     (0.82)
=======================================================================
Weighted average common shares outstanding     1,823,288      1,435,033
=======================================================================
                       See notes to financial statements.

                                LASERMEDICS, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

==========================================================================================================
Nine months ended September 30,                                                        1996           1995
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss ..................................................................   $  (661,781)   $(1,172,913)
----------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense ..................................       169,675          6,482
     Amortization of discount on notes payable ..............................       151,667         27,083
     Bad debt expense .......................................................       916,054         12,377
     Compensation related to stock options and
      warrants issued .......................................................          --          137,330
     Shares issued for public relations agreement ...........................         8,000
     Shares issued for clinical research studies ............................       110,000
     Shares issued for furniture ............................................         5,995
     Changes in operating assets and liabilities:
       Accounts receivable ..................................................    (2,268,589)        51,100
       Inventory ............................................................     1,302,013        (36,346)
       Prepaid expenses and other current assets ............................      (180,769)       (25,000)
       Accounts payable .....................................................       (42,283)       275,062
       Accrued liabilities ..................................................       222,738         19,920
       Customer deposits ....................................................        73,600         78,855
       Other accrued liabilities ............................................       157,500           --
----------------------------------------------------------------------------------------------------------
              Total adjustments .............................................       509,606        662,858
----------------------------------------------------------------------------------------------------------
              Net cash used in operating activities .........................      (152,175)      (510,055)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of Henley, net of cash
     acquired of $1,909 .....................................................    (6,496,613)          --
  Capital expenditures ......................................................       (92,725)        (1,858)
----------------------------------------------------------------------------------------------------------
             Net cash used in investing activities ..........................    (6,589,338)        (1,858)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ................................     1,926,525          5,000
  Subscriptions refunded on common stock ....................................       (46,000)
  Net proceeds from line of credit ..........................................     2,796,493
  Proceeds from long-term debt ..............................................     2,508,998        487,500
  Principal payments of long-term debt ......................................       (95,446)
----------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities .......................     7,136,570        446,500
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ........................       395,057        (65,413)
Cash and cash equivalents at beginning of period ............................       203,364        310,742
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ..................................   $   598,421    $   245,329
==========================================================================================================

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

2.    NET INCOME (LOSS) PER SHARE:

      Net income per common share is calculated on the basis of the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is not material. The calculation of primary loss per common share is based on the weighted average number of common shares outstanding during the period, after consideration of the dilutive effect of stock options and warrants reflected under the treasury stock method. Fully diluted net income (loss) per share is not presented because such amounts would be the same as amounts computed for primary net income (loss) per common share.

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

      The Note is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each

                                    continued

                                LASERMEDICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.    ACQUISITION OF ASSETS, CONTINUED:

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

      At September 30, 1996, the Company was not in compliance with certain of its covenants under the Loan Agreement. However, On October 25, 1996, the Company and Comerica entered into an amended agreement (the "Amendment") effective as of April 30, 1996 (the date of the Loan Agreement), pursuant to which the Loan Agreement has been modified to waive defaults under the loan covenants and to make certain other modifications to the financial covenants and related provisions. Pursuant to the Amendment, from the date of the Loan Agreement through September 30, 1996, the Company has been and remains in compliance with its covenants under the Loan Agreement.

      The acquisition has been accounted for as a purchase, and the results of operations of Henley have been included in operations from the date of acquisition. The estimated purchase price in

                                    continued

                                LASERMEDICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.    ACQUISITION OF ASSETS, CONTINUED:

      excess of the estimated fair value of the net assets acquired which is being amortized over 15 years on the straight line method aggregated approximately $1,239,000. The estimated fair value of the Note amounted to $7,000,000 pursuant to a valuation by an investment banking firm.

4.    OTHER CURRENT ASSETS:

      At September 30, 1996, the Company had two stand-by Letters of Credit (the "LOCs") one of which is for the benefit of the Company's Danish supplier, in the amount of $100,000, expiring October 31, 1996, and the other is for the benefit of one of the Company's wholesale suppliers, in the amount of $50,000, expiring December 31, 1996. The LOCs are collateralized by certificates of deposit for a total of $150,000 included in other current assets.

5.    RELATED PARTY TRANSACTIONS:

      Included in accounts payable at September 30, 1996, were reimbursable expenses of $837 related to a consulting agreement with one of the directors of the Company.

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

      On April 30, 1996 the Company consummated the Offering with respect to those subscriptions received to that date. Pursuant to such consummation the Company received an aggregate of approximately $1,300,000 from investors and issued to such investors in exchange therefor, 433,333 units of its securities ("Units"), each Unit consisting of one share of the Company's common stock and one four-year warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share. Subsequent to April 30, 1996 the Company consummated the Offering with respect to those subscription agreements received after that date and, in connection therewith, received approximately $746,000 and issued an additional 248,670 Units.

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

                                    continued

                                LASERMEDICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6.    STOCKHOLDERS' EQUITY, CONTINUED:

      At the Company's annual shareholders' meeting held in July 1996, the Company's shareholders, among other things, approved (i) a proposal amending the Company's Articles of Incorporation which (a) increased the authorized number of shares of the Company's Common Stock, par value $.01 per share from 10,000,000 shares to 20,000,000 shares and (b) increased the authorized number of shares of the Company's Preferred Stock, par value $.10 per share from 1,000,000 shares to 2,500,000 shares and (ii) the 1996 Incentive Stock Option Plan (the "Incentive Stock Plan") and the 1996 Amended and Restated Non-Employee Director Stock Option Plan (the "Non-Employee Director Stock Plan") as adopted by the Company's Board of Directors (the "BOD") the in January 1996. (See Item 5 of Part II.)

7.    STOCK OPTIONS & WARRANTS:

      Effective January 15, 1996, the BOD adopted, subject to approval by the Company's stockholders, the Incentive Stock Plan covering 1,200,000 shares of the Company's common stock and the Non-Employee Director Stock Plan covering 250,000 shares of the Company's common stock.

      In connection with their election to the BOD in January 1996, two non-employee directors were each granted a stock option under the Non-Employee Director Stock Plan to purchase 25,000 shares of the Company's common stock at a price of $5.50 per share. Also, in connection with his election to the BOD concurrent with the closing of the Henley transaction in April 1996, one non-employee director was granted an option under the Non-Employee Director Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $7.75 per share. The grants of these options were subject to stockholder approval of the Non-Employee Director Stock Plan which approval was obtained in July 1996.

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


                                    continued

                                LASERMEDICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

7.    STOCK OPTIONS & WARRANTS, CONTINUED:

      In connection with their re-election to the BOD in July 1996, four non-employee directors were each granted a stock option under the Non-Employee Director Plan to purchase 10,000 shares (for an aggregate of 40,000 shares) of the Company's common stock at a price of $6.125 per share.

8.    DEVELOPMENT STAGE:

      For financial reporting purposes the Company was considered to be in the development stage at March 31, 1996. Subsequent to April 30, 1996 (date of acquisition of Henley) the Company is no longer in the development stage.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      For the quarter ended September 30, 1996 the Company had net income of $301,084 compared to net loss of $263,303 for the same period in 1995. The Company's profitability has resulted primarily from increased sales of the recently acquired Henley products and the effects of certain cost reduction measures taken during the quarter relative to the Henley operations. Operating deficit for the nine months ended September 30, 1996 decreased approximately 44% to $661,781 compared to operating deficit of $1,172,913 for the same period in 1995. This decrease results primarily from the effects of income earned in the quarter ended September 30, 1996 attributable to the Henley operations and less expense recognized aggregating approximately $245,000 relating to stock or stock options/warrants issued for compensation or under certain agreements which the Company entered into.

      Net sales for the three months ended September 30, 1996 increased to $5,228,426 compared to $257,126 reported for the same period in 1995. For the nine months ended September 30, 1996 net sales increased to $8,093,719 compared to $384,664 reported for the same period in 1995. Gross margin for the three months ended September 30, 1996 increased to $2,886,695 compared to $99,536 reported for the same period in 1995, and for the nine months ended September 30, 1996 gross margin increased to $4,338,240 compared to $162,613 reported for the same period in 1995. These increases in net sales and gross margins have resulted primarily from the effects of the Henley acquisition completed in the quarter ended June 30, 1996.

      Operating expenses for the quarter ended September 30, 1996 were $2,334,088 compared to $334,170 reported for the same period in 1995. For the nine months ended September 30, 1996 operating expenses were $4,413,794 compared to $1,292,515 reported for the same period in 1995. The increases in operating expenses are directly attributable to the acquisition of the Henley operations.

      For the three months and nine months ended September 30, 1996 the Company had interest expense of $234,899 and $559,612, respectively, compared to $30,875 and $51,333 reported for the same periods in 1995. The increase in interest expense is directly related to the long-term debt incurred and the credit facility established to finance the Henley acquisition as well as the effects of the conversion of the Bridge Notes into shares of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996 the Company had cash and cash equivalents of $598,421 compared to cash and cash equivalents of $203,364 at December 31, 1995. The increase in cash and cash equivalents resulted from proceeds of the Offering consummated during the quarter ended June 30, 1996. Also, at September 30, 1996, the Company had two stand-by letters of credit expiring October 31, 1996 and December 31, 1996, respectively, aggregating $150,000 under which the Company's Danish supplier and another supplier are the beneficiaries. The letters of credit are collateralized by certificates of deposit for a total of $150,000 classified as other current assets in the financial statements.

      The Company's current sources of liquidity consist primarily of (i) funds held at the end of fiscal year 1995, (ii) proceeds received from the Offering and (iii) the amounts, if any, available under the revolving loan from Comerica (the "Revolver".) As of June 30, 1996 the Company had consummated the Offering and in connection therewith had received an aggregate of approximately $2,000,000, portions of which have been used in operations and to pay down the Revolver. As of September 30, 1996 the Company had approximately $1,600,000 available for borrowing pursuant to the Revolver. The total amount available for borrowing under the Revolver is the lesser of (i) $4,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory.

      The Company's still expends some of its capital resources in connection with its continuing efforts to obtain from the U.S. Food and Drug Administration ("FDA") marketing clearance for the commercial distribution of the Microlight 830(TM), the Company's portable, hand-held, battery-operateD, low-energy laser device. Although no assurances can be given, the Company anticipates that operating cash flows from the Henley operations will be sufficient to meet its current needs. If the Company's operating cash flows from the recently acquired Henley assets is not adequate, the Company may require new sources of liquidity to (i) fund future activities that may be required to obtain FDA marketing clearance for the Microlight 830(TM), (ii) maKe the required payments under the Note and term loans with Comerica, (iii) make the payments required to obtain the exclusive manufacturing and marketing rights to the Microlight 830(TM), (iv) expand the Henley operations, (v) begIn full-scale manufacturing of the Microlight 830(TM) and (vi) pursue additionAl acquisitions. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, (i) successfully operating the recently-acquired Henley business and (ii) successfully marketing the Microlight 830(TM) when it is cleared for commercial distributiOn by the FDA. The failure to accomplish any of the foregoing could have a significant adverse impact on the Company's business and financial condition. Sources of additional financing may include additional bank debt or public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

      At the Company's annual meeting of shareholders held in July 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation that, among other things, eliminated the cumulative voting of shares of the Company's common stock in the election of directors.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of shareholders was held on July 18, 1996 and continued on July 24, 1996. The holders of 1,286,500 shares of the Company's common stock were present at the meeting, in person and by proxy, and took the following actions:

(A)   Election of Directors

      The shareholders voted as follows and elected the following persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified:

                                          NUMBER OF         NUMBER OF
                                          VOTES FOR         VOTES WITHHELD

      Michael M. Barbour                  1,281,790         2,278
      Chadwick F. Smith, MD               1,275,790         2,078
      Dan D. Sudduth                      1,275,645         2,378
      Pedro A. Rubio, MD, Ph.D.           1,269,765         2,515
      Kenneth W. Davidson                 1,270,665         2,078
      Ernest J. Henley, Ph.D.             1,270,465         2,478

(B)   Approval of Amendment to the Company's Articles of Incorporation

      The shareholders voted as follows and approved an amendment to the Company's Articles of Incorporation which (i) increased the authorized number of shares of the Company's common stock, par value $.01 per share from 10,000,000 shares to 20,000,000 shares; (ii) increased the authorized number of shares of the Company's preferred stock, par value $.10 per share from 1,000,000 shares to 2,500,000 shares; (iii) granted specific authority to the Company's Board of Directors to designate the rights, preferences, terms and conditions of one or more series of preferred stock without further shareholder approval; and (iv) eliminated cumulative voting in the election of directors:

       NUMBER OF   NUMBER OF         NUMBER OF         NUMBER OF
       VOTES FOR   VOTES AGAINST     VOTES ABSTAINED   VOTES NOT CAST

       1,006,982   12,267            1,660             461,316

(C)   Approval  of the  Incentive  Stock  Plan and the  Non-Employee  Director
Stock Plan

      The shareholders voted as follows and approved the Incentive Stock Plan and the Non-Employee Director Stock Plan:


                NUMBER OF   NUMBER OF        NUMBER OF         NUMBER OF
                VOTES FOR   VOTES AGAINST    VOTES ABSTAINED   VOTES NOT CAST

The Incentive
  Stock Plan    985,614     22,617           10,495            463,499

The Non-
  Employee
  Director
  Stock Plan    982,094     19,772           9,660             470,669

ITEM 5.     OTHER INFORMATION

      In April 1996 the Company submitted to the FDA a supplement to its Pre-Market Approval ("PMA") application in response to the FDA's request for additional information and some clarification of certain data submitted in the Company's original PMA application. In June 1996 the FDA informed the Company that the PMA submission was formally accepted for filing and substantive review. In October 1996 the Company received from the FDA a letter notification in which the FDA requested yet additional information in connection with the Company's PMA application. The Company is in the process of preparing its response to the request. However, there can be no assurance that the Company's PMA application submissions will ultimately satisfy the FDA's requirements or that the FDA will grant PMA approval on a timely basis, if at all. The Company will be unable to sell the Microlight 830(TM) In commercial quantities for human application in the U.S. market until it obtains the FDA's clearance to market the device.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS

      See "Index of Exhibits" on pages 18 and 19 listing the documents required to be filed as exhibits to this Form 10-QSB by Item 601 of Regulation S-B.

(b)   REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                                        LASERMEDICS, INC.
                                                          (Registrant)


Date:  OCTOBER 25, 1996                         By:/s/  MICHAEL M. BARBOUR
                                                        Michael M. Barbour
                                                  (President and Chief Executive
                                                            Officer)

Date: OCTOBER 25, 1996                          By:/s/  CHIKE J. OGBOENYIYA
                                                        Chike J. Ogboenyiya
                                                        (Vice President and
                                                      Chief Financial Officer)

                                LASERMEDICS, INC.
                             EXHIBITS TO FORM 10-QSB
                    for the quarter ended September 30, 1996

                                INDEX OF EXHIBITS

        Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this Form 10-QSB.

                               REPORT OR            SEC FILE OR
EXHIBIT                        REGISTRATION         REGISTRATION  EXHIBIT
NUMBER      DESCRIPTION        STATEMENT            NUMBER        REFERENCE
-------     -----------        ---------            ------        ---------
2.1*        Agreement of       Form 8-K/A dated
            Purchase and Sale  April 30, 1996       33-49972      1(A)
            of Assets dated
            April 30, 1996
            with Maxxim.

3.1*        Amendment to       Form 10-QSB for
            By-Laws            the quarter ended
                               June 30, 1996        0-28566

3.2*        Articles of        Form 10-QSB for
            Amendment to       the quarter ended
            Articles           June 30, 1996        0-28566
            Incorporation

3.3*        Articles of        Proxy Statement
            Amendment to       dated June 24, 1996  0-28566
            Articles
            Incorporation

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

                                LASERMEDICS, INC
                          INDEX OF EXHIBITS, continued

                               REPORT OR            SEC FILE OR
EXHIBIT                        REGISTRATION         REGISTRATION  EXHIBIT
NUMBER      DESCRIPTION        STATEMENT            NUMBER        REFERENCE
-------     -----------        ---------            ------        ---------
10.4*       Loan Agreement     Form 8-K dated
            dated April 30,    April 30, 1996       33-49972      1(E)
            1996 with
            Comerica Bank-
            Texas.

10.5        First Amendment
            to Loan
            Agreement dated
            April 30, 1996
            with Comerica
            Bank - Texas.

10.6        Indemnification
            Agreement dated
            January 15, 1996
            with Company
            Officers and
            Directors

10.7*       1996 Incentive     Proxy Statement
            Stock Option       dated June 24, 1996  0-28566
            Plan

10.8*       1996 Amended       Proxy Statement
            and Restated       dated June 24, 1996  0-28566
            Non-Employee
            Director Stock
            Option Plan