Form 10QSB/A
period 1996-09-30
LASERMEDICS INC
filed 1996-10-29
CIK 890284

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

                                LASERMEDICS, INC.
               FORM 10-QSB/A FOR THE QUARTER ENDED JUNE 30, 1996.

                                TABLE OF CONTENTS


PART I - FINANCIAL  INFORMATION
        ITEM 1.FINANCIAL  STATEMENTS............................         3

        ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS................................        12

PART II - OTHER INFORMATION

        ITEM 2.CHANGES IN SECURITIES............................        14

        ITEM 5.OTHER INFORMATION................................        14

        ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.................        14

                      SIGNATURES................................        16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The accompanying financial statements are amended from the original filing in order to correctly state the Company's position with respect to its covenants under its loan agreement with Comerica Bank - Texas previously reported in Note 3 to the financial statements. This restatement has no effect on earnings, cash flow, or statement of financial position.

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

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements."



                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Balance Sheet ...........................................................   4
Statement of Operations .................................................   5-6
Statement of Cash Flows .................................................   7
Notes to Financial Statements ...........................................   8-11

                                                               LASERMEDICS, INC.
                                                                   BALANCE SHEET

                                                      (Unaudited)
                                                        June 30,    December 31,
                                                          1996           1995
                                                      -----------   -----------
ASSETS

Current Assets:
  Cash and cash equivalents                           $   484,087   $   203,364
  Accounts receivable, net of allowance for doubtful
     accounts of $178,195  at June 30, 1996             3,518,404        32,669
  Inventory                                             5,717,867       114,732
  Prepaid expenses                                         88,715             -
  Other current assets                                    150,000       100,000
                                                      -----------   -----------
         Total current assets                           9,959,073       450,765

Property, plant and equipment, net of
  accumulated depreciation of $68,428 and
  $16,002, respectively.                                3,442,322        51,074
Goodwill and other intangibles, net of accumulated
  amortization of $30,940 and $12,730, respectively     1,238,270           482
License agreement                                         101,850       101,850
                                                      -----------   -----------

         TOTAL ASSETS                                 $14,741,515   $   604,171
                                                      -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Line of credit - bank                               $ 2,533,455             -
  Accounts payable:
    Trade                                                 619,020   $   382,894
    Related party                                          10,833        56,747
  Accrued liabilities                                     924,378        95,564
  Customer deposits                                        22,000        89,100
  Current maturities of long-term debt                    286,333             -
                                                      -----------   -----------
         Total current liabilities                      4,396,019       624,305

Notes payable, net of unamortized
    discount of $151,667                                                335,833
Other accrued liabilities                                  63,000             -
Long-term debt, net of current maturities               9,198,804             -
                                                      -----------   -----------
         Total  liabilities                            13,657,823       960,138

Stockholders' Equity (Deficiency):
  Preferred stock - $.10 par value; authorized
    1,000,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
    10,000,000 shares; issued 2,691,001
     shares at June 30, 1996, and issued
     1,761,225 shares at December 31, 1995                 26,910        17,612
  Additional paid-in-capital                            9,625,917     7,232,691
  Accumulated deficit                                  (8,341,335)   (7,378,470)
                                                      -----------   -----------
                                                        1,311,492      (128,167)
  Treasury stock, at cost, 279,000 common shares         (227,800)     (227,800)
                                                      -----------   -----------
        Stockholders' equity (deficiency)               1,083,692      (355,967)

      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)                          $14,741,515   $   604,171
                                                      -----------   -----------

                                              See notes to financial statements.

                                                               LASERMEDICS, INC.
                                                         STATEMENT OF OPERATIONS
                                                               (Unaudited)

Three months ended June 30,                                   1996         1995
                                                       -----------   ----------

Net sales                                              $ 2,717,546   $   56,717
Cost of sales                                            1,315,953       20,747
                                                       -----------   ----------
Gross profit                                             1,401,593       35,970

Operating expenses                                       1,615,819      388,497
                                                       -----------   ----------

Loss from operations                                      (214,226)    (352,527)

Interest expense                                          (293,838)     (20,458)
Other income (expense), net                                (10,892)       3,056
                                                       -----------   ----------

Net loss                                               $  (518,956)  $ (369,929)
                                                       -----------   ----------

Net loss per common share                              $     (0.33)  $    (0.26)
                                                       -----------   ----------

Weighted average common shares outstanding               1,569,236    1,427,971
                                                       -----------   ----------

                                              See notes to financial statements.

                                                               LASERMEDICS, INC.
                                                         STATEMENT OF OPERATIONS
                                                                     (Unaudited)

Six months ended June 30,                                 1996          1995
                                                       -----------   ----------

Net sales                                              $ 2,865,293   $  127,539
Cost of sales                                            1,413,748       62,249
                                                       -----------   ----------
Gross profit                                             1,451,545       65,290

Operating expenses                                       2,079,706      965,610
                                                       -----------   ----------

Loss from operations                                      (628,161)    (900,320)

Interest expense                                          (324,713)     (20,458)
Other income (expense), net                                 (9,991)       6,115
                                                       -----------   ----------

Net loss                                               $  (962,865)  $ (914,663)
                                                       -----------   ----------

Net loss per common share                              $     (0.63)  $    (0.64)
                                                       -----------   ----------

Weighted average common shares outstanding               1,525,280    1,423,364
                                                       -----------   ----------

                                              See notes to financial statements.

                                                               LASERMEDICS, INC.
                                                         STATEMENT OF CASH FLOWS
                                                                     (Unaudited)

Six months ended June 30,                                   1996        1995
                                                        -----------   ---------

Cash flows from operating activities:
  Net loss                                              $  (962,865)  $(914,663)
                                                        -----------   ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                   70,595       4,321
     Amortization of discount on notes payable              151,667      10,833
     Bad debt expense                                       405,080      12,377
     Compensation related to stock options and
      warrants issued                                             -     137,330
     Shares issued for public relations agreement             8,000
     Shares issued for clinical research studies                         90,000
     Shares issued for furniture                                          5,995
     Changes in operating assets and liabilities:
       Accounts receivable                                 (618,995)     83,531
       Inventory                                            320,943      23,577
       Other current assets                                (116,695)   (125,000)
       Accounts payable                                     161,548     111,330
       Accrued liabilities                                  320,924     (27,235)
       Customer deposits                                     67,100     (16,245)
       Other accrued liabilities                             63,000           -
                                                        -----------   ---------
              Total adjustments                             833,167     310,814
                                                        -----------   ---------
              Net cash used in operating activities        (129,698)   (603,849)
                                                        -----------   ---------

Cash flows from investing activities:
  Acquisition of Henley, net of cash
     acquired of $1,909                                  (6,496,613)          -
  Capital expenditures                                      (18,583)     (1,858)
                                                        -----------   ---------
             Net cash used in investing activities       (6,515,196)     (1,858)
                                                        -----------   ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock              1,907,025       5,000
  Subscriptions refunded on common stock                                (46,000)
  Net proceeds from line of credit                        2,533,455
  Proceeds from long-term debt                            2,508,998     487,500
  Principal payments of long-term debt                      (23,861)
                                                        -----------   ---------
            Net cash provided by financing activities     6,925,617     446,500
                                                        -----------   ---------
Net increase (decrease) in cash and cash equivalents        280,723    (159,207)

Cash and cash equivalents at beginning of period            203,364     310,742
                                                        -----------   ---------

Cash and cash equivalents at end of period              $   484,087   $ 151,535
                                                        -----------   ---------

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

        At June 30, 1996, the Company was not in compliance with certain of its covenants under the Loan Agreement. However, on October 25, 1996, the Company and Comerica entered into an amended agreement (the "Amendment") effective as of April 30, 1996 (the date of the Loan Agreement), pursuant to which the Loan Agreement has been modified to waive defaults under the loan covenants and to make certain other modifications to the financial covenants and related provisions. Pursuant to the Amendment, from the date of the Loan Agreement through June 30, 1996, the Company has been and remains in compliance with its covenants under the Loan Agreement.

        The acquisition has been accounted for as a purchase, and the results of operations of Henley have been included in operations from the date of acquisition. The estimated purchase price in excess of the estimated fair value of the net assets acquired which is being amortized over 15 years on the straight line method aggregated approximately $1,239,000. The estimated fair value of the Note amounted to $7,000,000 pursuant to a valuation by an investment banking firm.

                                    continued

                                LASERMEDICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

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

7.      STOCK OPTIONS & WARRANTS:

        Effective January 15, 1996, the Board of Directors of the Company (the "BOD") adopted, subject to approval by the Company's stockholders, a 1996 Incentive Stock Option Plan covering 1,200,000 shares of

                                    continued

                                LASERMEDICS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

7.      STOCK OPTIONS & WARRANTS, CONTINUED:

        the Company's common stock and a 1996 Non-employee Directors Stock Option Plan (the "Non-Employee Director Stock Plan") covering 250,000 shares of the Company's common stock.

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

8.      SUBSEQUENT EVENTS:

        At the Company's annual shareholders' meeting held in July 1996, the Company's shareholders, among other things, approved the 1996 Incentive Stock Option Plan and the Non-Employee Director Plan as adopted by the BOD in January 1996. (See Item 5 of Part II.)

        In connection with their re-election to the BOD in July 1996, four non-employee directors were each granted a stock option under the Non-Employee Director Stock Plan to purchase 10,000 shares (for an aggregate of 40,000 shares) of the Company's common stock at a price of $6.125 per share.

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

        The Company's on-going efforts to obtain FDA approval for Microlight 830(TM) continues to be a source of depletion of capital resources. If the Company's operating cash flow from the recently acquired Henley assets is not adequate, the Company may require new sources of liquidity to (i) fund future activities required to obtain FDA approval of the Microlight 830(TM), (ii) make the required payments under the Note and term loans with Comerica, (iii) make the payments required to obtain the exclusive manufacturing and marketing rights to the Microlight 830(TM),
     (iv) expand the Henley operations, (v) begin full-scale manufacturing of the Microlight 830(TM) and (vi) pursue additional acquisitions. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, (i) successfully operating the recently-acquired Henley business, (ii) successfully marketing the Microlight 830(TM) when FDA clearance is obtained and (iii) the availability of competing products. The failure to accomplish any of the foregoing could have a significant adverse impact on the Company's business and financial condition. Sources of additional financing may include additional bank debt or public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    EXHIBITS

        See "Index of Exhibits" on page 18 which lists the documents required to be filed as exhibits to this Form 10-QSB/A by Item 601 of Regulation S-B.

(b)     REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K (and a subsequent amendment on Form 8-K/A) dated April 30, 1996 in which the following items were reported:

     Acquisition of certain assets of Henley;

     Increase in the number of directors constituting the entire Board of Directors of the Company from two to six; and

     The adoption by the Board of Directors of a 1996 Incentive Stock Option Plan and a 1996 Non-Employee Directors Stock Option Plan.

     The following financial statements of the business acquired (Henley) were also filed as part of the Current Report on Form 8-K/A:

     Divisional statement of net assets as of October 29, 1995 (audited.) Statements of revenues and direct expenses for the years ended October 29, 1995 and October 30, 1994 (audited) and for the six months ended April 30, 1995 and 1996 (unaudited.)

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


                                                               LASERMEDICS, INC.
                                                                    (Registrant)


                                                         By : MICHAEL M. BARBOUR
Date:  OCTOBER 25, 1996
                                                              Michael M. Barbour
                                         (President and Chief Executive Officer)


                                                        By : CHIKE J. OGBOENYIYA
Date: OCTOBER 25, 1996
                                                             Chike J. Ogboenyiya
                                    (Vice President and Chief Financial Officer)

                                LASERMEDICS, INC.
                            EXHIBITS TO FORM 10-QSB/A
                       for the quarter ended June 30, 1996

                                INDEX OF EXHIBITS

         Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this Form 10-QSB/A.

                                 Report or           SEC File or
Exhibit                          Registration        Registration      Exhibit
NUMBER         DESCRIPTION       STATEMENT           NUMBER            REFERENCE

2.1*           Agreement of      Form 8-K/A dated
               Purchase and Sale April 30, 1996      33-49972           1(A)
               of Assets dated
               April 30, 1996
               with Maxxim.

3.1*           Amendment to      Form 10-QSB for
               By-Laws            the quarter ended
                                 June 30, 1996       0-28566

3.2*           Articles of       Form 10-QSB for
               Amendment to      the quarter ended
               Articles of       June 30, 1996       0-28566
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

27             Financial Data Schedule