Form 10KSB
period 1996-12-31
LASERMEDICS INC
filed 1997-03-31
CIK 890284

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year ended  December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28566

                                LASERMEDICS, INC.
                 (Name of small business issuer in its charter)

    TEXAS                                                 76-0335587
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)

    120 Industrial Boulevard, Sugar Land, Texas             77478
    (Address of principal executive offices)              (Zip code)

    Issuer's telephone number:   281-276-7000

    Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year are $12,485,961.

        The aggregate market value of voting stock held by non-affiliates of the registrant on March 25, 1997, based upon the average bid and ask price as reported on the National Association of Securities Dealers, Inc.'s OTC Electronics Bulletin Board, was $12,920,196. The number of shares of the issuer's common stock, $.01 par value, outstanding as of March 25, 1997 was 2,793,556.

        Documents incorporated by reference:  None.

        Transitional Small Business Disclosure Format (check one):
        Yes [ ] No [X]

                                     PART I

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

ITEM 1. BUSINESS

        Lasermedics, Inc. (the "Company"), incorporated in November 1990 as a Texas corporation, is a manufacturer and marketer of diversified products in the physical therapy and rehabilitation industry. The Company provides high quality products and services to healthcare professionals and has as its primary goal to consolidate the largely-fragmented physical medicine and rehabilitation industry and become a leader in that industry. The Company recently re-organized into three divisions: Henley Healthcare, Microlight and Health Career Learning Systems. The Company's Henley Healthcare Division ("Henley") is engaged in the manufacture and marketing of diversified products in the physical therapy and rehabilitation industry. The Microlight Division is engaged in the development and application of portable, hand-held, battery-operated, low-energy laser devices to treat soft tissue. The Health Career Learning Systems Division("HCLS") provides training, safety products and technical support necessary to meet federal Occupational Safety and Health Act ("OSHA") compliance standards as well as coordination of the training of medical professionals in the use of various other products offered by the Company.

ACQUISITIONS

        On April 30, 1996, the Company acquired substantially all assets of (and assumed certain liabilities associated with) Henley, formerly a division of Maxxim Medical, Inc., a Delaware corporation, as more fully described in the Notes to the Financial Statements. This acquisition provided the Company with an expanded and stable base of products and customers as well as manufacturing and marketing infrastructure. On November 12, 1996, the Company acquired substantially all of the assets of MJH Medical Equipment, Inc., a privately-held medical supplies and equipment distributor, which added distribution channels to the Company's existing marketing outlets, and on November 27, 1996, the Company acquired all of the issued and outstanding common stock of Health Career Learning Systems, Inc., ("HCLSI"), which provides training, safety products and technical support necessary to meet OSHA compliance standards. The Company's HCLS division includes the operations of HCLSI, and the Company intends that the division will expand its products and service offerings to fully integrate all of the Company's training activities.

        On January 24, 1997, the Company completed the following acquisitions:
(i) all of the issued and outstanding common stock of Texas T.E.N.S., Inc. ("Tens"), and (ii) the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc. ("Gatti"). Both Tens and Gatti are engaged in the marketing and distribution of medical supplies and devices.

STRATEGIC OBJECTIVES

        The Company's long-term strategic objectives are to (i) expand distribution channels and explore new markets, (ii) consolidate the highly-fragmented physical therapy and rehabilitation industry by pursuing strategic acquisitions that complement existing product lines and increase market share, (iii) maximize the utilization of existing facilities for increased productivity, and (iv) obtain approval from the FDA for the Microlight 830(TM).

        The Company believes that it should devote its efforts to exploring new markets in the physical therapy and rehabilitation industry. An entire range of the Company's products is proprietary and thus provides a certain advantage in the Company's efforts to expand into new markets. Additionally, the Company licenses products from other companies which are implemented into its existing and expanded distribution system.

        As it seeks to consolidate the physical therapy and rehabilitation industry through acquisitions, the Company's goal is to locate and combine efficiencies that will deliver enhanced profits to the Company and increased shareholder value. The Company believes that the current fragmentation of the industry presents an opportunity for cost efficiencies and increased market potential. When achieved, the consolidation will position the Company as a leader in the industry and will provide an enhanced opportunity to better serve the emerging integrated healthcare networks which are forming alliances and buying their medical products on a national accounts basis.

        The acquisition of Henley provided the Company with increased manufacturing capacity. New products can be added and the manufacture of existing products can be increased without incurring significant capital expenditures; such increase in production may simply necessitate the addition of operating shifts. The Company believes that as it enters new markets and expands its distribution, the expected increase in production using existing facilities should provide significant improvement in the Company's margins and profitability.

OPERATING DIVISIONS

      HENLEY HEALTHCARE DIVISION

        The Company's Henley Healthcare division markets a complete line of technologically advanced physical therapy products. The division also develops, manufactures, distributes and markets various products and related accessories used for control of acute or chronic pain by non-invasive methods or to facilitate healing of wounds. Physical therapy involves the treatment of disabilities or injuries with therapeutic exercise and the application of various heat, hydrotherapy, traction, ultrasound or other modalities. The division's products are marketed principally through two separate national sales forces consisting of dedicated sales persons, dealers and sales representatives.

    MICROLIGHT DIVISION

        The Company's Microlight division is engaged in the development and application of the Microlight 830(TM) to treat soft tissue. The Company currently seeks approval from the FDA to sell the Microlight 830(TM) in commercial quantities for human application. Based upon the results of recent studies including those by General Motors Corporation ("GM") and the Mayo Clinic, the Company believes, although no assurances can be given, that the Microlight 830(TM) is an effective treatment for carpal tunnel syndrome ("CTS").

        The Microlight 830(TM) is manufactured by CB Svendsen a/s ("CBS"), a Danish company, which has sold its low level laser devices in more than 20 foreign countries to physicians, physical therapists, dermatologists and veterinarians, for use in connection with wound healing, pain reduction and anti-inflammatory indications. The Company has worked on the development and marketing of the Microlight 830(TM) with CBS since June 1991. In March 1997, the Company and CBS entered into new agreements pursuant to which the Company paid one hundred thousand dollars ($100,000) to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS of the sum of one hundred seventy five thousand dollars ($175,000) by June 15, 1998.

    HEALTH CAREER LEARNING SYSTEMS DIVISION

        The Company's HCLS division provides training, safety products and technical support necessary to meet OSHA compliance standards. The HCLS system is designed to ease the task of implementing OSHA requirements in the workplace by providing a simple, thoroughly planned training program. The system consists of all needed information relevant to Bloodborne Pathogens Standard, Hazard Communication

Standards, Safety Regulations and State-Specific Regulations. It is the Company's intention that the division will expand its training activities (i) to include various other products offered by the Company and (ii) as results of research and clinical studies using the Microlight 830(TM) emerge to provide new and additional uses of laser technology including cold laser techniques and new medical applications.

PRINCIPAL PRODUCTS

        The Company manufactures and markets a variety of physical therapy products used in the treatment of disabilities or injuries with therapeutic exercise and the application of various heat, hydrotherapy, traction, ultrasound or other modalities. The Company also develops, manufactures and distributes various products and related accessories used for the control of acute or chronic pain by non-invasive methods and to facilitate healing of wounds.

        FLUIDOTHERAPY UNITS. Fluidotherapy is a patented dry heat treatment that uses finely divided cellulose particles suspended and circulated in a heated air stream to apply heat, stimulation and pressure to a specific area of the body. Patients receive such therapy by placing the area to be treated (e.g., hand, ankle or knee) into the unit in which the cellulose particles circulate at the appropriate temperature, speed and density. Fluidotherapy enables physical therapists to provide their patients with a combination of heat, stimulation, pressure and other therapies designed to treat the symptoms of various ailments and conditions including arthritis, circulatory disorders and certain sports-related injuries. The Company currently manufactures, markets and distributes several models of Fluidotherapy units.

        TRU-TRAC TRACTION MACHINES AND TABLES. The Company develops, manufactures, markets and distributes its Tru-Trac line of intermittent traction machines, currently consisting of four models, including a clinical model and three portable models. The Company also manufactures, markets and distributes a proprietary line of Tru-Trac traction and therapy tables used in a variety of physical therapy applications.

        HYDRA-FITNESS EXERCISE AND REHABILITATION EQUIPMENT. Through its Hydra-Fitness line of products, the Company develops, manufactures and sells hydraulic exercise and rehabilitation systems. Hydraulic resistance is provided by manipulating the size of the aperture in a patented, fluid-filled hydraulic cylinder. Such hydraulic resistance provided by the machine is totally accommodating throughout the full range of motion for each individual user and the resistance stops when force is no longer applied. This contrasts with free weight or weight stack equipment that must return to the starting point before the resistance is zero. For this reason, Hydra-Fitness products can be utilized for both medical and exercise purposes, and the majority of the Company's sales of Hydra-Fitness products is for medical use by handicapped and rehabilitating patients and in geriatrics. The Company manufactures numerous models of Hydra-Fitness machines.

        NERVE STIMULATORS. The Company markets and distributes nerve stimulators that provide transcutaneous electrical nerve stimulation therapy, sometimes known as "TENS" therapy. This treatment involves the continuous or intermittent transmission of low voltage electrical impulses in different wave forms, on a localized basis, as a treatment for chronic or acute pain resulting from a variety of medical conditions. The therapy is provided through a small, portable, battery-powered stimulator (resembling a paging device) connected by wires to two or more small electrode pads placed at or near the site of the patient's pain. For most patients, use of this therapy creates an analgesic effect that assists in the reduction or elimination of localized pain. To the extent this therapy is effective for a patient, it offers greater patient comfort and mobility than competing remedies and elimination or reduction of medications, and results in increased patient alertness, fewer side effects and lower overall costs than prolonged medication. The Company currently sells several different models of TENS devices and believes that the potential market for these devices is huge and growing.

        JELTRODE ELECTRODES. The Company manufactures, markets and distributes its proprietary Jeltrode electrodes for use with the Company's nerve stimulators in a variety of nerve and muscle stimulation and electrotherapy applications. The Company believes that traditional electrodes used in these therapies often irritate the skin, are messy to apply and painful to remove. A Jeltrode electrode uses a unique adhesive gel, is hypoallergenic, virtually painless to apply and remove and can be re-hydrated, cleaned and re-used. Since the adhesive gel is water-based, electrical resistance between the electrode and skin is reduced, resulting in enhanced product performance and prolonged battery life.

        IOTRODE IONTOPHORESIS ELECTRODES. Iontophoresis is a process which uses electric current to assist drug transfer through the skin. The Company manufactures, markets and distributes its Iotrode iontophoresis electrode for use with its Dynaphor iontophoresis device. Using the electrodes, clinicians are able to deliver through the skin small molecule drugs that can be ionized for the treatment of pain and inflammation. For many applications, the use of iontophoresis is superior because it is non-invasive, allows medications to be dispersed over a wider range of tissue and avoids many of the systemic and localized side effects associated with oral medications and injections.

        MEDIPADS/MEDIGELS. The Company's proprietary Medipads and Medigels are marketed and distributed as drug-impregnated, water-based gels and gel pads used for delivery of drugs directly through the skin on a localized basis. The Medipads and Medigels can be used topically with various non-prescription dosages of drugs such as hydrocortisone and lidocaine.

        WOUND CARE PRODUCTS. The Company has recently obtained FDA market clearance for the manufacture and sale of two sterile wound care products - Dermaheal gel and Dermaheal impregnated gauze. These products are PVP/aloe vera-based, ultrasound transparent and electrically conductive.

        THE MICROLIGHT 830(TM). The Microlight 830(TM) is a portable, hand-held, battery-operated low energy laser with an output which does not exceed 100 milliwatts. The Company currently distributes the Microlight 830(TM) to various clinicians participating in the Company's current research program under its Investigational Device Exemption ("IDE") as allowed by FDA regulations. Lasers that do not exceed 100 milliwatts have no thermal effect on living tissue. However, depending on the wavelength, the low level laser light will penetrate and act on the tissue underlying the skin. The specific wavelength of the laser incorporated within the Microlight 830(TM) penetrates the dermis, epidermis and subcutaneous layers of the skin entering surrounding tissue. Along its path, the laser deposits photons into the cells, which is believed to stimulate nerve regeneration, reduce swelling and improve micro-circulation by bringing increased oxygen and blood flow to the problem area.

        The Company believes, although no assurances can be given, that the Microlight 830(TM) is an effective treatment for CTS, which is the tendon and nerve damage that results from the fast, forceful wrist and hand motions that are repeated in production and manufacturing workplaces many times in each day, such as operating a computer, cutting meat, cutting or plucking poultry or assembling automobiles. Conventional surgical and non-surgical treatments for CTS and other repetitive stress injuries have been for the most part unsuccessful in allowing CTS sufferers to continue with or return to productive employment. As a result of the limited success of these treatments, CTS frequently results in temporary or permanent disability at substantial economic costs. The Company believes that the potential market for the Microlight 830(TM) could exceed two billion dollars worldwide and encompasses hospitals, clinics, medical doctors, chiropractors, physical therapists, dentists, veterinarians and, ultimately, individuals.

DISTRIBUTION AND MARKETING

        The Company's products are marketed through a national network of independent dealers and distributors, direct salespersons and commissioned sales representatives to physicians, physical therapists, chiropractors and their patients as well as to clinics and healthcare networks. In conjunction with this, the Company also has a network for direct billing to insurance claims offices, Medicare carriers and managed healthcare programs. The Company believes that its approach to marketing is supported by the desire of its customers to identify with individual account managers and product specialists. This enables the Company to provide better customer service and to maintain specialized expertise in each product line. As medical products are increasingly being purchased on a national account or centralized basis by healthcare networks, Company salespersons must also maintain relationships with purchasing managers within these networks.

        The Company has product distribution centers in Ohio and Texas and approximately 140 dealers and distributors, 30 sales representatives and 25 direct salespersons representing its product within the United States. The Company also has both telemarketing and direct-mail programs for its HCLS-related products and services and for the marketing and distribution of medical supplies related to its TENS, wound-healing and other products.

        Additionally, the Company sells many of its products to over 120 distributors and representatives in 57 countries around the world. The products manufactured or sold by the Company in Europe are subject to the European Community regulations for medical devices, including product certification ("CE Marking"). The European Community has imposed a deadline of June 1998, after which products without a CE Marking may not be sold in Europe. The Company is seeking and anticipates obtaining the CE Marking certification for its products sold in Europe prior to the deadline. The Company believes that its network of international distributors will enhance its marketing and distribution efforts as it seeks to extend its share in the international marketplace.

        The Company began marketing the LASERMEDICS VMD 830(TM) for veterinary application in November 1993. Sales are made to veterinarians for use in wound healing and the treatment of muscle afflictions on horses and other animals through a network of distributors and sales representatives. Research studies have demonstrated the positive photobiostimulation effects of the LASERMEDICS VMD 830(TM) cold laser technology on veterinary muscle ailments such as bowed tendon, check ligament and plantar desmitis. Clinical results also show that soft tissue healing on horses is accelerated with repeated applications of the LASERMEDICS VMD 830(TM).

COMPETITION

        Competition in the medical device and physical medicine markets is intense. The Company's products compete with the products of many other companies in the business of developing, manufacturing, distributing and marketing physical therapy and rehabilitation products. Many of these companies may have substantially greater financial and other resources than the Company, and may have established reputations for success in the development, sale and service of their products. The Company believes that the principal competitive factors in each of its markets are product features and benefits, customer service and pricing. Although the Company's products are not the lowest-priced in its markets, the Company believes that it maintains a certain competitive edge by emphasizing overall value through a combination of competitive pricing, product quality and customer service.

        There are several foreign as well as U.S. manufacturers of low energy lasers using similar technology to the Microlight 830(TM). However, these competitive lasers may emit light of a different wavelength, are not generally portable and may be more expensive than the Company's product. Consequently, the Company anticipates future competition relating to the Microlight 830(TM). Furthermore, there may be no effective barrier to competitors using other wavelengths of low-level laser light inasmuch as the manufacture of the Microlight 830(TM) does not incorporate any patented inventions, and qualified companies could reverse engineer such product and market it, subject to obtaining the requisite FDA pre-marketing approval ("PMA"), for human use. Although there may be no absolute barriers to entry for competitive lasers, the Company believes that, pursuant to specific FDA regulations, the safety and efficiency data submitted to the FDA by one entity supporting such entity's PMA application cannot be used by another entity in its PMA application. Generally, this means that another entity desiring to submit a PMA application for a laser similar to the Microlight 830(TM) cannot rely on the Company's clinical trial results to support such entity's PMA application, but must conduct its own trials and gather its own data. Although no assurances can be given, this provision could increase the length of time for a competitor of the Company to obtain FDA approval to commercially sell a similar product in the United States for human application.

PATENTS AND PROPRIETARY RIGHTS

        The Company actively pursues a policy of seeking patent protection both in the U.S and abroad for its proprietary technology. The Company owns several U.S. issued patents and various foreign counterparts. The Company also has one patent application pending in the U.S. The Company also relies on trade secrets and unpatented know-how in connection with the use of the Microlight 830(TM), but the Company may be vulnerable to competitors who attempt to copy the laser technology used in such product or to gain access to the Company's trade secrets and know-how.

        Although the Company has conducted a search to discover any patents which the Microlight 830(TM) or its use may infringe, the Company is not aware of any patents which may be infringed by this product. The product has been marketed by CBS outside the United States for several years without any third party claims alleging that its manufacturer is violating any one's rights being made known to the Company.

        Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce any patent issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. Adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and adversely affect the Company's ability to sell its product.

GOVERNMENT REGULATION

        All medical devices are subject to FDA regulation under the Medical Device Amendments of the Food, Drug and Cosmetic Act, as amended ("FDCA".) Pursuant to the FDCA, a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices are subjected to a more stringent PMA process by the FDA before they can be commercially marketed and must adhere to such standards once on the market. Such PMA can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing approval of these devices is obtained under Section 510 (k) of the FDCA, which provides for FDA approval for products that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDCA.) Most of the Company's remaining products are Class I devices (i.e., treatment tables and fitness and exercise equipment.)

        Currently, all of the Company's products and manufacturing facilities are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation. Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices," as such term is defined under the Code of Federal Regulations. In addition, all such devices must be periodically listed with the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances. The FDA conducts inspections periodically to ensure compliance with these regulations.

        The FDA's mandatory Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause serious injury or death. If as a result of FDA inspections, MDR reports or other information, the FDA believes that the Company is not in compliance with regulations, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil or criminal penalties against the Company, its officers or employees. Although the Company and its products have not been the subject of such FDA enforcement action, any such action by the FDA could result in a disruption of the Company's operations for an undetermined time.

        In addition to the foregoing, foreign countries in which the Company's products may be sold, as well as state governments and other federal and local agencies within the U.S., may impose additional regulatory requirements on the Company, and such actions could have a material adverse effect on the Company's ability to do business.

        In March 1995, the Company submitted to the FDA a PMA application to obtain clearance for commercial distribution of the MicroLight 830(TM) for use on humans. Approval of the PMA application would permit the Company to sell the Microlight 830(TM) in commercial quantities for the treatment of carpal tunnel syndrome. There is no guarantee that the Company will ever receive FDA market clearance to sell the Microlight 830(TM) for human application. In July 1995, in response to the Company's submission, the FDA requested the Company to provide additional information and some clarification of certain data submitted in the PMA application, and notified the Company that the PMA was not considered to be formally filed. In February 1997 the Company formally withdrew its PMA application from the FDA to allow itself adequate time to respond to the agency's requests and assemble the requested information.

        There can be no assurance that the FDA will not require further information in the future or that the agency will grant PMA approval for the MicroLight 830(TM) for the treatment of carpal tunnel syndrome on a timely basis, if at all. The Company is unable to sell the product in commercial quantities for human application in the U.S. market until it obtains FDA market clearance.

        The Company is not required to notify or obtain approval from the FDA regarding any of its devices sold for veterinarian applications. However, the Company is required to obtain, prior to commencing any sales activities, a radiological health registration number and to file an Initial Report for all models of its devices. With no objection from the FDA to the introduction of the LASERMEDICS VMD 830(TM) into commerce, the Company continues to market this product in the veterinary market, although much of the Company's efforts is focused on the marketing and distribution of its many other products.

THIRD-PARTY REIMBURSEMENT AND HEALTHCARE REFORM

        Healthcare providers, such as hospitals and physicians, that purchase medical products for use on patients generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the products used, procedures performed or services provided. The Company's products are purchased by hospitals, corporations, clinics and private physicians, which then would bill various third-party payors for the healthcare services provided to their patients. These payors include Medicare, Medicaid and private insurance payors. Generally, government agencies reimburse hospitals and other healthcare providers for patient medical care at a fixed rate according to diagnosis-related groups (DRGs) as mandated by Congress. Reimbursements are dependent on many factors which may include the payor's determination that a service or procedure was not experimental and was used for an approved indication.

        Although the Company believes that the nature of the non-intrusive utilization of its products in patient care and the advantages concerning their relative cost and ease of use may be positive factors in reducing health care costs, the Company cannot predict the ultimate effect on the sale of its products, of the current governmental focus on healthcare reform and the proposed healthcare initiatives by the Clinton Administration and others. Although the market for some of the Company's products could be adversely affected by changes in governmental and private third-party payors' policies, the Company believes that healthcare legislation may have some beneficial effect on its business by increasing the availability of healthcare, emphasizing less invasive surgery and increasing the need for efficiency by healthcare personnel.

RESEARCH AND DEVELOPMENT

        The Company is continually conducting research and developing new products by utilizing a team approach involving the engineering, manufacturing and marketing resources. These research and development efforts are designed primarily to apply state-of-the-art technology and the Company's expertise to the treatment of wide-ranging medical conditions. Although the Company has developed a number of its own products, such as the original Fluidotherapy device, Medipads and others, most of its research and development efforts are directed towards product improvement and enhancement of previously developed or acquired products. Such enhancement may involve updating and redesigning existing products to improve features, performance and reliability.

        The Company is also involved in the development and application of various new products many of which are in early stages of development and will require additional development work, FDA approval, clinical or other testing or market research and development efforts prior to commercial introduction. In this regard, the Company is continuing its clinical research and investigation using the Microlight 830(TM) under its IDE. Expenses incurred in connection with research and development in 1996 and 1995 amounted to approximately $314,000 and $174,000, respectively.

        The Company also estimates that it will incur expenditures approximating $500,000 for research and development, in the event it obtains FDA approval for human application of the Microlight 830(TM), for which no assurance can be given. Such research and development effort will primarily emphasize additional photobiostimulation applications for the Microlight 830(TM), such as pain suppression, wound healing and sports injuries, in various medical disciplines including general medicine, dentistry, veterinary medicine, physical therapy, orthopedic surgery, dermatology and re-constructive and cosmetic surgery.

        CLINICAL TRIALS. The Microlight 830(TM) has been classified by the FDA as a "non-significant risk" Class III medical device and, as such, the Company is allowed to conduct clinical trials under an approved IDE. The Company's clinical trials are subject to IDE regulations, including record keeping, adverse event reporting and other clinical study requirements. Pursuant to IDE regulations the Company's clinical researchers are required to be reviewed and approved by an Institutional Review Board (IRB) to treat human patients for research purposes. The objective of these clinical trials is to evaluate the therapeutic effects of low-level laser energy in pain management, soft tissue trauma (including RSI) and dental applications. The Company is sponsoring independent research studies on the effects of the Microlight 830(TM) at various clinical sites in the U.S.

        No assurance can be given (i) that the results of the various research studies that are being or have been conducted using the Microlight 830(TM), will demonstrate to the FDA's satisfaction the safety and effectiveness of the Microlight 830(TM) in treating CTS, (ii) that the FDA will agree that the design of the studies is satisfactory, (iii) that the FDA will not require additional clinical studies, or (iv) that the Company can obtain the necessary FDA marketing clearance for the Microlight 830(TM) on a timely basis, if at all. The FDA's rejection of the clinical design or the data generated could lead to rejection of the application for commercial marketing of the Microlight 830(TM) and/or the need to conduct additional clinical trials.

PRODUCT LIABILITY AND INSURANCE

        The Company's business includes the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company currently maintains product liability insurance covering up to $3,000,000 in liability claims, but does not intend to seek additional coverage until after such time, if ever, as it obtains marketing approval from the FDA for human application of the Microlight 830(TM).

EMPLOYEES

        As of March 20, 1997, the Company had approximately 169 full-time and 4 part-time employees. None of the Company's employees is represented by a union, and management believes that its relations with its employees are good. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

ITEM 2  PROPERTIES

        The Company owns two buildings one of which is located in Sugar Land, Texas, and the other in Belton, Texas. The addresses of these owned facilities are 120 Industrial Boulevard, Sugar Land, Texas 77478 and 2121 Industrial Park Road, Belton, Texas 76513. The Company's principal executive and administrative offices are located in its Sugar Land facility consisting of approximately 25,000 square feet. The manufacturing and warehouse facilities for much of the Company's physical therapy and fitness products are located at the Belton facility consisting of approximately 59,000 square feet. The Sugar Land facility is also the location of the manufacturing and warehouse operations for the Company's pain management products.

        In addition. the Company also leases two regional warehouse and distribution facilities in Akron, Ohio and Cuyahoga Falls, Ohio, of approximately 15,000 and 6,000 square feet, respectively. The Company also leases approximately 4,900 and 5,000 square feet of office space in Plymouth, Michigan, and Houston, Texas, respectively, as principal operations center for its HCLS division and Tens operations, respectively.

        The Company believes that its facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On September 14, 1992, the Company commenced the initial public offering of its securities. Prior to that time there had been no public trading market for its securities. On January 19, 1993 the Company completed the initial public offering of its securities. There can be no assurance that any public trading market that has developed will be sustained.

        The Company's Common Stock currently trades in over the counter ("OTC") market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Electronic Bulletin Board under the symbol "LMDX."

        The following table sets forth the range of high and low bid prices on the Company's Common Stock for calendar years 1996 and 1995 on the NASDAQ Bulletin Board:

        CALENDAR PERIOD                             HIGH           LOW
        ---------------                             ----           ---
        1996:
        First Quarter                              8.750           4.250
        Second Quarter                             8.875           6.000
        Third Quarter                              8.125           4.750
        Fourth Quarter                             6.875           5.750

        CALENDAR PERIOD                             HIGH           LOW
        ---------------                             ----           ---
        1995:
        First Quarter                              5.750           4.000
        Second Quarter                             7.000           5.250
        Third Quarter                              8.750           6.000
        Fourth Quarter                             8.125           4.000

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        The Company has authorized 20,000,000 shares of common stock, par value $.01 per share. As of March 25, 1997, there were issued and outstanding 2,793,556 shares and 269 shareholders of record, although the Company believes that there are other persons who are beneficial owners of the Company's securities held in "street" names. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

        The Company has neither declared nor paid any dividends on common stock since its inception and presently anticipates that no dividends will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

RECENT SALES OF UNREGISTERED SECURITIES

        The following sales of unregistered securities occurred during the year ended December 31, 1996, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended:

        In April 1996, the Company entered into an agreement with Maxxim, whereby the Company purchased certain assets (and assumed certain liabilities) associated with Henley for an estimated purchase price of approximately $13.5 million. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7 million (the "Note"), with the balance of the purchase price paid in cash provided through a financing with a bank. The Note is convertible into common stock at an initial conversion price of $3 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection.

        During the year ended December 31, 1996, the Company issued 33,333 shares of common stock and 33,333 warrants to purchase shares of the Company's common stock at a price of $6.00 per share to Dr. Pedro A. Rubio for his services in connection with the Company's PMA application submission to the FDA for the Microlight 830(TM).

        In connection with a "best efforts" private offering securities consummated in June 1996, the Company received an aggregate of approximately $1,934,000 from investors and issued to such investors in exchange therefor, 644,670 units of its securities ("Units"), each Unit consisting of one share of common stock and one four-year warrant to purchase one share of common stock at an exercise price of $6.00 per share. The Company filed a Form D with the Securities and Exchange Commission in connection with this transaction.

        Also, in June 1996, the holders of certain convertible, unsecured, non-negotiable promissory notes converted the amounts due thereunder into an aggregate of 176,773 shares of common stock and four-year warrants to purchase an aggregate of 176,773 shares of common stock at an exercise price of $6.00 per share. The Company also filed a Form D in connection with this transaction.

        On November 12, 1996, the Company acquired substantially all of the assets of MJH Medical Equipment, Inc., a privately-held medical supplies and equipment distributor. In connection with the acquisition, the Company issued 39,063 shares of its common stock to Mr. Michael J. Houska, the former sole stockholder and owner of the company.

        On November 27, 1996, the Company acquired all of the issued and outstanding common stock of Health Career Learning Systems, Inc., a privately-held company which provides training, safety products and technical support necessary to meet OSHA compliance standards. In connection with the acquisition, the Company issued an aggregate of 287,375 shares of its common stock to the former owners of that company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        During the fiscal year ended December 31, 1996, the Company experienced dramatic growth through acquisitions of established business operations and product lines. Due to the relative magnitude of the acquisitions, particularly the acquisition of Henley in April 1996, the Company's operating results for fiscal 1996, as reflected in the financial statements, are not directly comparable on a year-to-year or other period-to-period basis with those of other periods presented. Therefore, the results of operations for fiscal 1996 reflect the partial results of operations from acquisitions, while the results of operations for fiscal 1995 and 1994 reflect such results for the full twelve months without the effects of any acquisitions.

        As previously stated, in April 1996, the Company acquired substantially all assets of (and assumed certain liabilities associated with) Henley, formerly a division of Maxxim for an estimated purchase price of approximately $13.5 million. See RECENT SALES OF UNREGISTERED SECURITIES above.

        The Company obtained the cash portion of the purchase price pursuant to financing arrangements entered into with Comerica Bank - Texas, ("Comerica"), which financing is secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim. The financing arrangements with Comerica provide for (i) a revolving loan ("Line of Credit"), which permits borrowings up to $4,000,000 pursuant to a borrowing base calculation derived from the Company's accounts receivable and inventory and (ii) two term loans in the amount of $893,000 and $1,616,000, respectively, as more fully described in the Notes to Consolidated Financial Statements. The Line of Credit also includes a $250,000 letter of credit facility. All of the borrowings from Comerica are secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim.

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO 1995

        Total revenue for fiscal year 1996 amounted to approximately $12,486,000 reflecting an increase of approximately $11,959,000 over the amount reported for fiscal year 1995. The increase is primarily due to increased sales from the acquired Henley operations. Net loss decreased about 38% from approximately $1,420,000 in fiscal 1995 to approximately $879,000 in fiscal 1996. The decrease in net loss is due to achievement of more profitable operations during the second six-month period of fiscal 1996.

        The Company's gross profit for fiscal 1996 was approximately $6,770,000 compared to approximately $183,000 for fiscal 1995. Product gross margin as a percentage of sales in 1996 increased to 54% from 35% in 1995. The increase in the 1996 gross margin percentage compared with 1995 resulted primarily from sales of many high margin products acquired from Henley.

        Operating expenses in 1996 increased approximately $5,196,000 over the amount of approximately $1,530,000 reported for 1995. However, as a percent of sales, operating expenses in 1996 decreased to 54% compared to 290% a year earlier. The increase in operating expenses is due to increased relative costs of operating the acquired businesses. However, the decreased operating expenses as a percent of sales reflects the effects of larger overall sales from the Henley products and certain cost containment measures undertaken following the Henley acquisition. The Company will continue to face the challenge of managing expense growth as it seeks to expand distribution channels and explore new markets while moving towards the consolidation of the highly-fragmented physical therapy and rehabilitation industry.

        Interest expense for fiscal 1996 amounted to $814,636 compared to $83,779 in fiscal 1995. The increase in interest expense was primarily due to the interest-bearing notes issued to finance the Company's acquisition of Henley as well as the effects of the conversion of certain interest-bearing notes into shares of the Company's common stock.

        For the year ended December 31, 1996, the amount of other income and expense, net included certain non-recurring employee relocation and severance costs which were not incurred in 1995.

FISCAL 1995 COMPARED TO 1994

        During fiscal 1995 and 1994, the Company had limited operating revenues as it was still in the development stage. Net loss for fiscal 1995 amounted to approximately $1,420,000 compared to net loss of approximately $3,365,000 reported for fiscal 1994.

        Total revenue of $527,176 for fiscal 1995 showed a decrease of $349,048 or 40% from the amount reported for fiscal 1994. The decrease was primarily due to the temporary discontinuation of operations of the Company's former training division. Also contributing to the decrease in revenues was the Company's realignment of its focus from intensive marketing in the veterinarian market to more limited selling for human research and investigation of medical feasibility. This shift in focus was for the specific purpose of expediting the collection of research data to support the Company's PMA application with the FDA.

        Product gross margin as a percentage of sales in 1995 decreased to 35% from 48% in 1994. This decline in the 1995 gross margin percentage compared with 1994 was primarily the result of certain pricing actions taken as the Company expanded its sales for human research and investigation pursuant to the Company's expansion of its clinical research program during 1995.

        Gross margin as a percentage of sales of the Company's former training division in 1995 was 39% compared to 33% recorded for 1994. This increase in the gross margin percentage was due to a non-recurring profit arrangement under which special seminars were conducted in the first quarter of 1995. The Company temporarily ceased operations of its training division during the second quarter of 1995. The Company's decision came as a result of many factors including the shortage of new techniques and applications in laser technology, intense competition in the medical seminars market and what the Company perceived as a critical need during the period to direct its efforts to supporting its PMA application process.

        Operating expenses in 1995 decreased approximately $2,219,000 or 59% from the amount reported for 1994. The decrease reflected approximately $1,916,000 of less expenses recognized during 1995 in connection with stock, stock options or stock warrants issued for compensation or under certain agreements which the Company entered into as well as a decrease in expenses incurred in connection with the Company's continuing efforts to meet all governmental regulatory requirements in preparation for the commercial marketing of its product for human application in the United States, in the event it obtains the necessary FDA approval.

        For the period from January 1, 1991, through December 31, 1995, the Company's other income (expense), net, of $30,827 consisted of interest income from certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1996, the Company had cash and cash equivalents in the amount of $507,892 as compared to $203,364 at December 31, 1995. This resulted from proceeds of a private offering consummated during the quarter ended June 30, 1996.

        The Company's current sources of liquidity consist primarily of (i) proceeds received from the private offering consummated during fiscal 1996, discussed above under RECENT SALES OF UNREGISTERED SECURITIES, and (ii) the amounts, if any, available under the Line of Credit with Comerica, also discussed above. The Company used portions of the proceeds of the private offering in operations and to reduce amounts outstanding under the Line of Credit. As of December 31, 1996 the Company had approximately $800,000 available for borrowing pursuant to the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $4,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory.

        At December 31, 1996, the Company had working capital of approximately $5,592,000 and its current ratio was 2.21 to 1 as compared to ($174,000) and .72 to 1 at December 31, 1995.

        Although no assurances can be given, the Company anticipates that its operating cash flows will be sufficient to meet its current needs. If the Company's operating cash flows is not adequate, the Company may require new sources of liquidity to (i) fund future activities that may be required to obtain FDA marketing clearance for the Microlight 830(TM), (ii) make the required payments under the Note (with Maxxim) and financial commitments to Comerica, (iii) make the payments required to obtain the exclusive manufacturing rights to the Microlight 830(TM), (iv) expand the Henley Division's operations,
(v) begin full-scale manufacturing of the Microlight 830(TM) and (vi) pursue additional acquisitions. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, successfully operating the recently- acquired businesses and successfully marketing the Microlight 830(TM) if it is cleared for commercial distribution by the FDA. The failure to accomplish any of the foregoing could have a significant adverse impact on the Company's business and financial condition. Sources of additional financing may include additional bank debt or public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

        Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the existing operations for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ............................................  17

Consolidated Balance Sheet ..............................................  18

Consolidated Statement of Operations ....................................  19

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)...  20-21

Consolidated Statement of Cash Flows ....................................  22

Notes to Consolidated Financial Statements ..............................  23-34

        INDEPENDENT AUDITOR'S REPORT

        To the Board of Directors
        Lasermedics, Inc.


        We have audited the accompanying consolidated balance sheet of Lasermedics, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lasermedics, Inc. and Subsidiary as of December, 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



        GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.


        New York, New York
        February 23, 1997

                        LASERMEDICS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

December 31,                                                           1996
                                                                   ------------
ASSETS (Notes 2, 3 and 5)

Current Assets:
  Cash and cash equivalents (Note 1) ..........................    $    507,892
    Accounts receivable, net of allowance
       for doubtful accounts of $140,260 ......................       4,959,194
    Inventory  (Notes 1, 2 and 5) .............................       4,427,991
  Prepaid expenses ............................................         176,290
  Other current assets ........................................         158,028
                                                                   ------------
         Total current assets .................................      10,229,395

  Property, plant and equipment, net
  (Notes 1, 3 and 5) ..........................................       3,488,586
  Goodwill and other intangibles, net of accumulated
    amortization of $74,744  (Notes 1 and 4) ..................       2,387,664
Other assets ..................................................         119,327
                                                                   ------------
         Total Assets .........................................    $ 16,224,972
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit - bank  (Note 5) .............................    $  2,187,071
  Accounts payable ............................................         962,647
  Accrued expenses and other current liabilities (Note 8) .....         869,313
  Note payable - bank (Note 6) ................................         292,000
  Current maturities of long-term debt (Notes 4 and 5) ........         326,367
                                                                   ------------
         Total current liabilities ............................       4,637,398
Interest payable ..............................................         252,000
  Long-term debt, net of current maturities (Notes 4 and 5) ...       9,129,034
                                                                   ------------
         Total  liabilities ...................................      14,018,432

Commitments and contingencies (Notes 5 and 12)

Stockholders' Equity (Note 10):
  Preferred stock - $.10 par value; authorized
      2,500,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
      20,000,000 shares; issued 3,021,439 .....................          30,214
  Additional paid-in-capital ..................................      10,660,312
  Accumulated deficit .........................................      (8,257,807)
                                                                   ------------
                                                                      2,432,719
    Treasury stock, at cost, 279,000 common shares ............        (226,179)
        Stockholders' equity ..................................       2,206,540
                                                                   ------------
      Total Liabilities and Stockholders' Equity ..............    $ 16,224,972
                                                                   ============

                    See notes to consolidated financial statements.

                           LASERMEDICS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS


Year ended December 31,                              1996            1995
                                                ------------    -----------
Net sales (Note 1) ..........................   $ 12,485,961    $   527,176
Cost of sales ...............................      5,716,156        344,076
                                                ------------    -----------
Gross profit ................................      6,769,805        183,100

Operating expenses ..........................      6,726,692      1,530,349
                                                ------------    -----------
Income (loss) from operations ...............         43,113     (1,347,249)

Interest expense ............................       (814,636)       (83,779)
  Other income (expense), net ...............       (107,814)        11,427
                                                ------------    -----------
Net loss ....................................   $   (879,337)   $(1,419,601)
                                                ============    ===========
Net loss per common share ...................   $      (0.44)   $     (0.98)
                                                ============    ===========
Weighted average common shares outstanding ..      1,995,388      1,443,578
                                                ============    ===========
                 See notes to consolidated financial statements

                        LASERMEDICS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 1996 and 1995.

                                                  PREFERRED STOCK
                                                      SERIES B              COMMON STOCK
                                                 --------------------   ----------------------     ADDITIONAL
                                                 NUMBER OF              NUMBER OF                   PAID-IN      ACCUMULATED
                                                   SHARES   PAR VALUE     SHARES    PAR VALUE       CAPITAL        DEFICIT
                                                  -------    -------    ----------    --------    -----------   -----------
Balance at December 31, 1994 ..................    10,000    $ 1,000     1,683,887    $ 16,838    $ 6,882,569   $(5,958,869)
Compensation related to change in January 1995
of price of stock options .....................      --         --            --          --            3,900          --
Issuance of common shares for research services
in January 1995 ...............................      --         --          20,000         200         89,800          --
Common shares issued on conversion of Preferred
Stock in March 1995 exchange:
Series B ......................................   (10,000)    (1,000)        3,333          33            967          --
Issuance of common shares for furniture in
April 1995 and other ..........................      --         --           1,505          16         10,980          --
Shares rescinded in March and April 1995
relating to July 1994 private offering ........      --         --         (11,500)       (115)           115          --
Issuance of common shares related to Bridge
Financing in June 1995 ........................      --         --          39,000         390        194,610          --
Issuance of common shares for research services
in July 1995 ..................................      --         --           5,000          50         19,950          --
Exercise of options for cash in November 1995 .      --         --          20,000         200         29,800          --
Compensation related to stock options issued
in January, June and December 1993 ............      --         --            --          --             --            --
Net loss ......................................      --         --            --          --             --      (1,419,601)
                                                  -------    -------    ----------    --------    -----------   -----------
Balance at December 31, 1995 ..................      --         --       1,761,225      17,612      7,232,691    (7,378,470)

                                                       TREASURY STOCK
                                                   ----------------------   DEFERRED     STOCKHOLDERS'
                                                   NUMBER OF  ACQUISITION  COMPENSATION      EQUITY
                                                    SHARES       COST        EXPENSE      (DEFICIENCY)
                                                   --------    ---------    ---------    -----------
Balance at December 31, 1994 ..................    (281,000)   $(227,800)   $(133,430)   $   580,308
Compensation related to change in January 1995
of price of stock options .....................        --           --           --            3,900
Issuance of common shares for research services
in January 1995 ...............................        --           --           --           90,000
Common shares issued on conversion of Preferred
Stock in March 1995 exchange:
Series B ......................................        --           --           --             --
Issuance of common shares for furniture in
April 1995 and other ..........................        --           --           --           10,996
Shares rescinded in March and April 1995
relating to July 1994 private offering ........        --           --           --             --
Issuance of common shares related to Bridge
Financing in June 1995 ........................        --           --           --          195,000
Issuance of common shares for research services
in July 1995 ..................................        --           --           --           20,000
Exercise of options for cash in November 1995 .        --           --           --           30,000
Compensation related to stock options issued
in January, June and December 1993 ............        --           --        133,430        133,430
Net loss ......................................        --           --           --       (1,419,601)
                                                   --------    ---------    ---------    -----------
Balance at December 31, 1995 ..................    (281,000)    (227,800)        --         (355,967)

                 See notes to consolidated financial statements

                        LASERMEDICS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 1996 and 1995.

                                                  PREFERRED STOCK
                                                      SERIES B              COMMON STOCK
                                                 --------------------   ----------------------     ADDITIONAL
                                                 NUMBER OF              NUMBER OF                   PAID-IN      ACCUMULATED
                                                   SHARES   PAR VALUE     SHARES    PAR VALUE       CAPITAL        DEFICIT
                                                  -------    -------    ----------    --------    -----------   -----------
Issuance of common shares for services
in February 1996 ..............................      --         --            --          --      $     6,379          --
Subscriptions for common stock at $3.00
per share in January through June 1996 ........      --         --         644,670    $  6,447      1,927,577          --
Issuance of common shares for services
(Note 7) ......................................      --         --          33,333         333         99,667          --
Issuance of common shares on conversion
of Bridge Notes ...............................      --         --         176,773       1,768        528,552          --
Issuance of common shares on the
exercise of warrants ..........................      --         --          75,000         750          6,750          --
Issuance of common shares for
equipment .....................................      --         --           4,000          40         11,960          --
Issuance of common shares for
acquisitions ..................................      --         --         121,170       1,211        748,789          --
Issuance of common shares related to
employment agreement (Note 12) ................      --         --         205,268       2,053         97,947          --
Net loss ......................................      --         --            --          --             --        (879,337)
                                                  =======    =======    ==========    ========    ===========   ===========
Balance at December 31, 1996 ..................      --         --       3,021,439    $ 30,214    $10,660,312   $(8,257,807)

                                                       TREASURY STOCK
                                                   ----------------------   DEFERRED     STOCKHOLDERS'
                                                   NUMBER OF  ACQUISITION  COMPENSATION      EQUITY
                                                    SHARES       COST        EXPENSE      (DEFICIENCY)
                                                   --------    ---------    ---------    -----------
Issuance of common shares for services
in February 1996 ..............................        2,000    $   1,621         --      $     8,000
Subscriptions for common stock at $3.00
per share in January through June 1996 ........         --           --           --        1,934,024
Issuance of common shares for services
(Note 7) ......................................         --           --           --          100,000
Issuance of common shares on conversion
of Bridge Notes ...............................         --           --           --          530,320
Issuance of common shares on the
exercise of warrants ..........................         --           --           --            7,500
Issuance of common shares for
equipment .....................................         --           --           --           12,000
Issuance of common shares for
acquisitions ..................................         --           --           --          750,000
Issuance of common shares related to
employment agreement (Note 12) ................         --           --           --          100,000
Net loss ......................................         --           --           --         (879,337)
                                                   ========    =========    =========    ===========
Balance at December 31, 1996 ..................     (279,000)   $(226,179)        --      $ 2,206,540

                 See notes to consolidated financial statements

                           LASERMEDICS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS

  Year ended December 31,                                    1996           1995
                                                          -----------    -----------
Cash flows from operating activities:
Net loss ..............................................   $  (879,337)   $(1,419,601)
                                                          -----------    -----------
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense .................       283,746          8,642
Amortization of discount on notes payable .............       151,667         43,333
Interest expense ......................................       294,820           --
Bad debt expense ......................................     1,420,518         12,377
Compensation related to stock options and
warrants issued .......................................          --          137,330
Shares issued for public relations agreement ..........         8,000           --
Shares issued for equipment ...........................        12,000           --
Shares issued for services/with employment agreement ..       200,000           --
Shares issued for clinical research studies ...........          --          110,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable ............    (2,623,498)       120,297
(Increase) decrease in inventory ......................     1,381,689        (35,378)
(Increase) in prepaid expenses and other current assets      (149,693)       (24,960)
(Increase) in other assets ............................       (16,447)          --
Decrease in accounts payable and accrued liabilities ..       500,785        465,941
                                                          -----------    -----------
Total adjustments .....................................     1,463,587        837,582
                                                          -----------    -----------
Net cash provided by (used in) operating activities ...       584,250       (582,019)
                                                          -----------    -----------
Cash flows from investing activities:
Acquisitions, net of cash acquired of $46,270 .........    (6,603,046)          --
Intangible assets expenditures ........................        (1,036)          --
Capital expenditures ..................................      (139,534)        (1,859)
                                                          -----------    -----------
Net cash used in investing activities .................    (6,743,616)        (1,859)
                                                          -----------    -----------
Cash flows from financing activities:
Net proceeds from issuance of common stock ............     1,941,524         35,000
Subscriptions refunded on common stock ................          --          (46,000)
Net proceeds from line of credit ......................     2,187,071           --
Proceeds from long-term debt ..........................     2,509,000        487,500
Principal payments of long-term debt ..................      (173,701)          --
                                                          -----------    -----------
Net cash provided by financing activities .............     6,463,894        476,500
                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents ..       304,528       (107,378)

Cash and cash equivalents at beginning of period ......       203,364        310,742
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $   507,892    $   203,364
                                                          ===========    ===========

                 See notes to consolidated financial statements

Supplemental disclosures of cash flow information:
Cash paid during the year for:

Interest ...............................               $325,136          $   --

                        LASERMEDICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Lasermedics, Inc. and subsidiary (collectively, the "Company") is a manufacturer and marketer of diversified products in the physical therapy and rehabilitation industry. Substantially all of the Company's customers are located throughout the United States.

        Lasermedics, Inc., organized in November 1990, was in the development stage through April 30, 1996, and for the year ended December 31, 1996, is considered an operating company.

        Following is a summary of the Company's significant accounting policies:

        The consolidated financial statements include the accounts of Lasermedics, Inc. and its wholly-owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.

        Revenue is recognized when title passes to the buyer, typically when the product is shipped.

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

        Inventory is stated at the lower of cost, determined by the first-in, first-out (FIFO) valuation method, or market.

        Depreciation and amortization of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets.

        The Company employs the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their net realizable value.

        The calculation of net loss per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and warrants reflected under the treasury stock method.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

        The Company measures compensation cost using APB Opinion No. 25 as is permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

        Expenditures relating to research and development are expensed as incurred. The amount charged to operations was approximately $314,000 and $174,000 for the years ended December 31, 1996 and 1995, respectively.

        Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the tangible and identifiable intangible net assets acquired arising from business acquisitions accounted for under the purchase method. Goodwill and intangibles are being amortized on a straight-line basis over 15 years and for periods ranging from 3 to 7 years, respectively.

2.      INVENTORY:

        Inventory at December 31, 1996, included the following:

              Raw material ............................   $1,504,876
              Work-in-process .........................       33,578
              Finished goods ..........................    2,889,537
                                                          ----------
                                                          $4,427,991
                                                          ==========

        Substantially all of the Company's inventory is pledged as collateral for the Company's long-term debt (see Note 5).

3.      PROPERTY, PLANT  AND EQUIPMENT:

        At December 31, 1996, property and equipment, at cost, included:

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                                                    ------------
              Land                                $  190,000
              Buildings                            1,896,234          25 years
              Machinery and equipment              1,412,908        3 to 7 years
              Office furniture and fixtures          207,998           5 years
              Automobile                               7,000           5 years
                                                  ----------
                                                   3,714,140
              Less accumulated depreciation
                and amortization                    (225,554)
                                                  ----------
              Property, plant  and equipment, net $3,488,586
                                                  ==========

        Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt (see Note 5).

4.      ACQUISITIONS:

        On April 30, 1996 the Company entered into an agreement with Maxxim Medical, Inc., a Delaware corporation ("Maxxim"), whereby the Company purchased certain assets of (and assumed certain liabilities associated with) the Henley Healthcare Division ("Henley") of Maxxim for an estimated purchase price of approximately $13.5 million including related acquisition costs of approximately $650,000. The assets acquired consist of real property; tangible personal property including machinery, equipment, furniture and fixtures; general intangibles; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7,000,000 (the "Note") with the balance of the purchase price being paid in cash. The Company obtained the cash portion of the purchase price pursuant to financing arrangements entered into with Comerica Bank - Texas, a Texas banking corporation ("Comerica"), which financing is secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim (see Note 5).

        On November 12, 1996, the Company purchased substantially all of the assets of (and assumed certain liabilities associated with) MJH Medical Equipment, Inc. ("MJH") for an estimated purchase price of approximately $435,000 including related acquisition costs of approximately $45,000. The assets acquired consist of tangible personal property including equipment, furniture and fixtures; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's promissory note in the principal amount of approximately $120,000 and 39,063 shares of common stock, with a market value of approximately $6.40 per share, with the balance of the purchase price being paid in cash.

        On November 27, 1996, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of Health Career Learning Systems, Inc., ("HCLSI"), a Michigan corporation, for an estimated purchase price of approximately $680,000 including related acquisition costs of approximately $80,000. The purchase price was paid by the issuance of 82,107 shares of common stock, with a market value of approximately of $6.09 per share, with the balance of the purchase price being paid in cash (see Note 5).

        These acquisitions have been accounted for as purchases for accounting purposes, and the results of operations of the acquisitions have been included in the consolidated statement of operations from the dates of acquisition. The estimated purchase price in excess of the estimated fair value of the net assets acquired, aggregating approximately $2,261,000 for all of the acquisitions, has been calculated as follows:

                                         Henley       MJH          HCLSI          Total
                                      -----------   --------   ------------    -----------
               Purchase price .....   $12,847,000   $390,000   $    600,000    $13,837,000
               Acquisition costs ..       650,000     45,000         80,000        775,000
                                      -----------   --------   ------------    -----------
                                       13,497,000    435,000        680,000     14,612,000
                                      -----------   --------   ------------    -----------
               Assets acquired ....    12,683,000    215,000        355,000     13,253,000
               Liabilities assumed        397,000    115,000        390,000        902,000
               Net assets (liabilities)
               acquired ...........    12,286,000    100,000        (35,000)    12,351,000
                                      -----------   --------   ------------    -----------

               Excess of cost over
               fair value of net assets
               acquired (goodwill)    $ 1,211,000   $335,000   $    715,000    $ 2,261,000
                                      ===========   ========   ============    ===========

        The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1996 and 1995, respectively:

              For year ended December 31,             1996            1995
                                                  ------------    ------------
              Net sales .......................   $ 20,120,000    $ 21,125,000
              Net loss ........................     (1,462,000)     (2,288,000)
                                                  ------------    ------------
              Net loss per common share .......   $       (.73)   $      (1.58)
                                                  ============    ============

        The above amounts reflect adjustments for interest on the Note and the financing arrangement with Comerica, amortization of goodwill, compensation related to an employment agreement and depreciation on re-valued property, plant and equipment.

5.      LONG-TERM DEBT:

        The following table summarizes the Company's long-term debt at December 31, 1996, which is described below:

              Note payable - Maxxim (a) ........................   $7,000,000
              Term Note A - Comerica (b) .......................      788,817
              Term Note B - Comerica (b) .......................    1,553,156
              Note payable - MJH (c) ...........................      113,428
                                                                   ----------
                                                                    9,455,401
              Less:  Current maturities ........................      326,367
                                                                   ----------
                                                                   $9,129,034
                                                                   ==========

        (a) In connection with the acquisition of Henley, the Note payable to Maxxim is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. The Company is also required to redeem 40% of the Note upon the completion of a public offering. The Note is convertible into common stock at an initial conversion price of $3 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection. Such conversion could, depending on the fair market value of the Company's common stock at the time of conversion, result in substantial dilution to holders of the Company's common stock. The Company's common stock issuable upon conversion of the Note is subject to the terms of a registration rights agreement entered into by the Company and Maxxim whereby Maxxim (and certain subsequent holders) shall retain certain demand and piggyback registration rights with respect to those shares of common stock.

        (b) The financing arrangements with Comerica (the "Financing") provides for (i) a two-year revolving loan ("Line of Credit"), which permits borrowings up to $4,000,000 through April 1998, pursuant to a monthly borrowing base calculation derived from the Company's accounts receivable and inventory and (ii) two term loans in the amount of $893,000 ("Term Note A") and $1,616,000 ("Term Note B"), respectively. Term Note A and Term Note B are payable in monthly installments of $14,883 and $8,978, respectively, plus interest through May 2001 and 2011, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the two term loans is payable monthly and is calculated at a rate equal to the Prime Rate (8.25% at December 31, 1996) plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Financing. All of the borrowings from Comerica are secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim. The Financing also contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. The Company, among other matters, is also limited in the amount of its capital expenditures, research and development expenditures and dividends and all future acquisitions and major corporate transactions require approval of Comerica, as do offerings of securities by the Company.

        (c) In connection with the MJH acquisition, the Company issued a note payable to the seller, an officer of the Company, in the amount of approximately $120,000. The note is payable in monthly principal installments of $3,336 plus interest at a bank's prime lending rate plus 2% per annum through November 1999.

        The estimated fair value of the Note payable to Maxxim amounted to $7,000,000 pursuant to a valuation by an investment banking firm. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities the fair value of the Company's other long-term debt approximates the carrying amount.

        Aggregate maturities of long-term debt are as follows:


        For the year ending December 31,  1997         $      326,367
                                          1998                326,367
                                          1999              1,719,694
                                          2000              1,686,332
                                          2001              1,582,169
                              2002 and thereafter           3,814,472
                                                       --------------
                                                            9,455,401
        Less current maturities                               326,367
                                                       --------------
                                                       $    9,129,034
                                                       ==============

6.      NOTE PAYABLE:

        The Company has a demand note payable to a bank in the amount of $292,000. Interest is payable monthly at the rate of 10.25% per annum. The note is collaterized by substantially all of the assets of HCLSI.

7.      RELATED PARTY TRANSACTIONS:

        In August 1995, the Company entered into an agreement with Mezzanine Financial Relations, Inc., (Mezzanine) a financial relations company, to assist the Company in the evaluation of, and formulation of terms for certain companies identified in the Company's strategic acquisition plan. The executive vice president, chief financial officer and a director of the Company was Chairman of the Board and a shareholder of Mezzanine. The agreement provided, among other things, for the Company to pay Mezzanine a cash fee of $115,000 concurrent with the closing of the Henley acquisition transaction. Pursuant to the agreement the Company issued to Mezzanine a four-year warrant to purchase 25,000 shares of the Company's common stock at a price of $6.75 per share, which was the market price of the Company's common stock on the date of the grant. The warrant is exercisable from February 16, 1996 through August 16, 1999.

        In May 1996, the Company entered into an additional agreement with Mezzanine, which agreement the parties amended in November 1996, whereby Mezzanine agreed to provide financial consulting services with regard to potential mergers and acquisitions in consideration for a monthly fee of $10,000. The agreement terminated on January 31, 1997.

        During the year ended December 31, 1996, the Company paid fees aggregating $25,000 and issued 33,333 shares of common stock to a director of the Company for his services in connection with the Company's pre-market approval application submission to the FDA.

8.      ACCRUED EXPENSES AND OTHER CURRENT  LIABILITIES:

        The following are included in accrued expenses and other current liabilities at December 31, 1996:

          Property taxes .................................              $196,993
          Payroll and commissions ........................               199,403
          Interest payable ...............................                81,888
          Accrued acquisition costs ......................                92,583
          Accrued professional fees ......................                93,966
          Other ..........................................               204,480
                                                                        --------
                                                                        $869,313
                                                                        ========

9.      INCOME TAXES:

        The components of deferred tax assets as of December 31, 1996 were as follows:

                                                                         1996
                                                                    -----------
        Total deferred tax assets ......................            $ 1,181,000
        Valuation allowance ............................             (1,181,000)
                                                                    -----------
             Net deferred tax assets ...................                    -0-
                                                                    ===========

        The tax effects of temporary differences, loss carryforwards and the valuation allowance that give rise to deferred tax assets (liabilities) at December 31, 1996, were as follows:

                                                                     1996
                                                              -----------
             Temporary differences:
             Compensation expense not
                deductible until options exercised .........  $   239,000
             Depreciation ..................................      (35,000)
             Customer deposits received ....................        3,000
             Net operating losses ..........................      974,000
             Less  valuation allowance .....................   (1,181,000)
                                                              -----------
                                                                    -0-
                                                              ===========

        Following is a reconciliation of the amount of the income tax benefit to result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the year ended December 31, 1996 and 1995:

                                                            1996         1995
                                                         ---------    ---------
          Tax benefit of statutory rate of 15% .......   $ 132,000    $ 212,940
          Increases in valuation allowance ...........     (76,000)    (211,641)
          Other ......................................     (56,000)      (1,299)
                                                         ---------    ---------
                                                             -0-          -0-
                                                         =========    =========

        As of December 31, 1996, the Company had net operating loss carryforwards available to offset future taxable income of approximately $6,493,000 expiring through 2010. Between January 1993 and December 1996, the Company completed an initial public offering, had warrants exercised, completed private offerings of securities and made acquisitions of established businesses or product lines. Under the Internal Revenue Code Section 382 these activities effected an ownership change and thus severely limit on an annual basis, the Company's ability to utilize its net operating loss carryforwards. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company has had no taxable earnings through December 31, 1996.

10.     STOCKHOLDERS' EQUITY:

        In February 1995, 10,000 shares of Series B preferred stock were converted to common stock at the rate of three preferred shares for one common share There was no cash involved in the transaction. The effect of this transaction had it occurred on January 1, 1995 would have resulted in weighted average shares outstanding of 1,444,189 and net loss per share of $0.98 for the year ended December 31, 1995. As of December 31, 1995 there were no shares of Preferred Stock issued and outstanding.

        In March 1995, the Company made a rescission offer to stockholders owning in the aggregate 24,150 shares of common stock, who purchased such shares at a price of $4.00 per share in the Company's private placement which closed on October 31, 1994 and who reside in the states of Texas and New York. The offer expired on March 31, 1995 and shareholders owning in the aggregate 11,500 shares rescinded, and received a refund of, their investment.

        During April 1995, the Company issued in a private placement transaction, 12% convertible, unsecured, non-negotiable promissory notes (the "Bridge Notes") in the principal amount of $487,500 and 39,000 shares of common stock valued at $195,000. The Bridge Notes were due and payable on the earlier of June 12, 1998, or the closing of any public offering or private placement of the Company's securities in which the Company received gross proceeds of at least $3,000,000.

        In December 1995, the Company commenced a "best-efforts" private placement of its securities (the "Offering".) A total of 300,000 units were offered at a price of $3.00 per unit and a minimum subscription of 2,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $6.00 for a period of four years. The units offered were not registered, and the offering was to expire on January 31, 1996. At December 31, 1995, no subscriptions had been received in connection with the offering. During March 1996, the Company amended the terms of the Offering by extending the expiration date from January 31, 1996 to June 21, 1996, increasing the size of the Offering up to 1,000,000 units and modifying the provisions of certain common stock registration rights granted in the Offering.

        On April 30, 1996 the Company consummated the Offering with respect to those subscriptions received to that date. Pursuant to such consummation the Company received an aggregate of approximately $1,200,000 from investors and issued to such investors in exchange therefor, 400,000 units of its securities ("Units"), each Unit consisting of one share of the Company's common stock and one four-year warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share. Subsequent to April 30, 1996 the Company consummated the Offering with respect to those subscription agreements received after that date and, in connection therewith, received approximately $746,000 and issued an additional 248,670 Units.

        Additionally, on April 30, 1996 all of the holders of the Bridge Notes converted the amounts due thereunder into an aggregate of 176,773 shares of common stock and four-year warrants to purchase an aggregate of 176,773 shares of common stock at an exercise price of $6.00 per share. Such conversion was effected under the same terms as those offered to investors in the Offering.

        In connection with an agreement the Company entered into (in December
        1995) with a public relations firm, the Company issued to the firm, in February 1996, 2,000 shares of its treasury common stock as compensation for services. The Company has recognized $8,000 in related compensation expense based on the market price of the common stock of $4.00 per share on the date of the agreement.

        At the Company's annual shareholders' meeting held in July 1996, the Company's shareholders, among other things, approved (i) a proposal amending the Company's Articles of Incorporation which (a) increased the authorized number of shares of the Company's Common Stock, par value $.01 per share from 10,000,000 shares to 20,000,000 shares and (b) increased the authorized number of shares of the Company's Preferred Stock, par value $.10 per share from 1,000,000 shares to 2,500,000 shares and (ii) the 1996 Incentive Stock Option Plan (the "Incentive Plan") and the 1996 Amended and Restated Non-Employee Director Stock Option Plan (the "Director Plan") as adopted by the Company's Board of Directors (the "BOD") in January 1996.

11.     STOCK OPTIONS & WARRANTS:

        As discussed in Note 10, the Company has reserved for future issuance 1,200,000 and 250,000 shares of common stock for the Incentive Plan and the Director Plan, respectively. The Incentive Plan provides for the granting of options, to purchase common stock, to employees and consultants of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any option granted to an employee owning more than 10% of the outstanding common stock of the Company may not be less than 110% of the fair market value of the shares on the date of the option grant. The term of each option and the manner of exercise is determined by the BOD, but in no case can the options be exercisable in excess of 10 years beyond the date of grant. The Director Plan provides for the granting of options, to purchase common stock, to non-employee directors of the Company at a price equal to the fair market value of the shares on the date of the option grant. The Director Plan also provides for the granting of an option for 10,000 shares of common stock to all non-employee directors on an annual basis, coinciding with the anniversary of the director's date of election to the BOD. Each option granted under the Director Plan expires 10 years from the date of grant.

        A summary of the Company's options as of December 31, 1996 and 1995 and changes during the years then ended is presented below:

                                   1996                         1995
                        --------------------------  ----------------------------
                                     WEIGHTED AVG.              WEIGHTED AVG.
                           SHARES   EXERCISE PRICE   SHARES    EXERCISE PRICE
                        ----------  --------------  --------   --------------
Outstanding at
   beginning of
   year ...........        962,726       $3.81       950,082       $3.67
Canceled/
 expired ..........        (50,000)       0.10       (82,801)       3.94
Granted ...........        973,776        6.02       125,445        4.56
Exercised .........        (75,000)       0.10       (30,000)       1.00
                        ----------       -----      --------       -----
Outstanding at
 end of year ......      1,811,502       $5.24       962,726       $3.81
                        ==========       =====      ========       =====
Options
 exercisable
  at year-end .....      1,811,502                   962,726
                        ==========                  ========
Weighted-average
 fair value of
 options granted
 during the year ..                      $1.26                     $1.81
================================================================================

        The following table summarizes the information about fixed stock options outstanding at December 31, 1996:

                       OPTIONS OUTSTANDING AND EXERCISABLE

                                                 WEIGHTED
                              NUMBER             AVERAGE
               RANGE OF       OUTSTANDING        REMAINING     WEIGHTED
               EXERCISE       AT DECEMBER 31,    CONTRACTUAL   AVERAGE
               PRICES         1996               LIFE          EXERCISE PRICE
               --------------------------------------------------------------

               $1.00-$3.00    270,000            3.0           $      2.74
               $4.00-$5.50    475,000            4.8           $      4.46
               $6.00-$7.75   1,066,502           3.4           $      6.22
               ---------------------------------------------------------------
               $1.00-$7.75   1,811,502           3.7           $      5.24
               ===============================================================

        The Company has elected. in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") to apply the current accounting rules under APB Opinion No 25 and related interpretations in accounting for stock options, and accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 1996 and 1995 would approximate the pro forma amounts shown in the table below.

        Year ended December 31,                        1996             1995
                                                 -------------    --------------

        Net loss - as reported                   $    (879,337)   $  (1,419,601)
        Net loss - pro forma                     $  (1,023,837)   $  (1,646,318)
        Net loss per common share - as reported  $        (.44)   $        (.98)
        Net loss per common share - pro forma    $        (.51)   $       (1.14)
        ========================================================================

        The fair value of each option grant on the date of grant was valued by an investment banking firm taking into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option as prescribed by SFAS No. 123.

        In connection with their election to the BOD in January 1996, two non-employee directors were each granted a stock option under the Director Plan to purchase 25,000 shares of the Company's common stock at a price of $5.50 per share. Also, in connection with his election to the BOD concurrent with the closing of the Henley transaction in April 1996, one non-employee director was granted an option under the Director Plan to purchase 25,000 shares of the Company's common stock at a price of $7.75 per share. The grants of these options were subject to stockholder approval of the Director Plan which approval was obtained in July 1996.

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

        In connection with their re-election to the BOD in July 1996, four non-employee directors were each granted a stock option under the Director Plan to purchase 10,000 shares (for an aggregate of 40,000 shares) of the Company's common stock at a price of $6.125 per share.

12.     COMMITMENTS AND CONTINGENCIES:

        EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company has entered into various employment and consulting agreements with various directors, key personnel and certain shareholders aggregating $1,339,000 which expire at various dates through November 1999. Certain of these agreements provide for incentive bonuses and or commissions, as defined in the agreements. In connection with the HCLSI acquisition, the Company entered into an employment agreement with one of the sellers which provides for a signing bonus of $100,000, paid by the issuance of 16,421 shares of the Company's common stock. The agreement also provides for the issuance of 188,847 shares of the Company's common stock to be held in escrow. Such shares will be released from escrow over a three-year period if the employee meets certain performance goals as defined in the agreement. The Company will recognize a charge to operations upon the release of such shares from escrow based upon the fair market value of the shares as of the release date.

        EXCLUSIVE LICENSE AGREEMENT

        In November 1993, the Company entered into an agreement, amended in June and December 1994, November 1995 and as of December 1996, with CB Svendsen a/s ("CBS"), the Danish manufacturer of the Company's low energy laser device, the Microlight 830, under which the Company obtains sole and exclusive world-wide manufacturing, marketing, and distribution rights in perpetuity to all low-energy laser devices currently made by CBS, upon the payment to CBS of the sums of $150,000 by December 31, 1997 and $125,000 by June 30, 1998, respectively, in each case subject to an extension of up to eight weeks obtainable by a payment of $1,000 per week of extension, plus royalties of 3% on sales for a period of seven years following the respective grants of exclusivity (see Note
        16).

        LEASES

        The Company is obligated under various non-cancelable operating leases (including certain related-party leases aggregating approximately $8,300 per month) for warehouse and office space expiring through June 2001, which are subject to increase for real estate taxes and operating expense escalations. Rent expense charged to operations under these operating leases amounted to approximately $45,000 and $16,000 for the years ended December 31, 1996 and 1995, respectively. Minimum future rental payments are as follows:

                      FISCAL YEARS
                      1997                        $ 109,204
                      1998                          101,904
                      1999                          103,704
                      2000                           95,304
                      2001                           26,652
                                                  ---------
                                                  $ 436,768
                                                  =========

13.     MAJOR CUSTOMERS:

        During 1996 and 1995 no customer accounted for 10% or more of total sales.

14.     EMPLOYEE BENEFIT PLANS

        During the year ended December 31, 1996, the Company adopted a 401 (k) savings plan (the "Plan") covering all qualified employees. The Plan permits participants to contribute up to 15% of their base compensation (as defined) each year. The Company will match at least 25% of the participant's contribution up to a maximum of 6% of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Two officers of the Company serve as trustees of the Plan. Matching contributions to the Plan for the year ended December 31, 1996, amounted to approximately $25,000.

15.     SUPPLEMENTAL CASH FLOW INFORMATION:

        Non-cash investing and financing transactions during the years ended December 31, 1996 and 1995 were as follows:

                                                              1996          1995
                                                          --------      --------
Common shares issued in connection
       with acquisitions ...........................      $750,000          --
Common shares issued in connection
       with conversion of bridge notes .............       530,320          --
Common shares issued for
       equipment and furniture .....................        12,000      $  5,995
Common shares issued for employment
       agreement and services ......................       208,000          --
Compensation related to common stock
       options issued ..............................          --           3,900
Common shares issued in connection with
       research and development agreement ..........          --         110,000
Deferred compensation related to common
       stock options ...............................          --         133,430
Accrued amounts relating to acquisitions ...........        92,583          --

16.     SUBSEQUENT EVENTS:

        On January 24, 1997, the Company entered into an agreement pursuant to which it acquired Texas T.E.N.S., Inc., a Texas corporation, as a wholly-owned subsidiary for an estimated purchase price of approximately $850,000 including related acquisition costs of approximately $50,000.

        On January 24, 1997, the Company purchased substantially all of the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc., a Pennsylvania corporation, for an estimated purchase price of approximately $600,000 including related acquisition costs of approximately $50,000.

        In March 1997, the Company and CBS entered into a new and superseding agreement, pursuant to which the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to the Microlight 830. Also pursuant to the agreement, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to the Microlight 830 subject to the payment to CBS of $175,000 by June 15, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

        The following table provides information concerning each executive officer and director of the Company as of the date hereof:

                           AGE       TITLE

Michael M. Barbour         52    President, Chief Executive Officer, Director
Dan D. Sudduth             54    Executive Vice President, Chief Financial
                                 Officer, Director
Chike J. Ogboenyiya        45    Vice President - Finance, Secretary
Michael J. Houska          38    Vice President - Sales
Chadwick F. Smith, MD      63    Medical Director,  Director, Chairman of Board
Pedro A. Rubio, MD, Ph.D.  52    Director
Kenneth W. Davidson        49    Director
Ernest J. Henley, Ph.D.    70    Director

        Michael M. Barbour has been President, Chief Executive Officer and Director of the Company since May 1991. He has over 13 years experience in the field of laser products. Prior to forming Lasermedics, from April 1984 to January 1987 he was President of Surgimedics, a Houston, Texas, manufacturer and distributor of laser accessory products. Mr. Barbour graduated from the University of Houston in 1967 with a B.B.A. in marketing.

        Dan D. Sudduth joined the Company as Executive Vice President and Chief Financial Officer in February 1997. He has been a Director of the Company since January 1996. Mr. Sudduth was Chief Financial Officer, and currently serves as a Director, for Mezzanine Telecom., Inc., a Houston, Texas, telecommunications company. He also is a Director for CQI Solutions, Inc., a medical computer software company in New Braunfels, Texas. During 1995 and 1996, Mr. Sudduth was President and Director of AMC Home Healthcare, Inc., a respiratory therapy company in Houston, chairman of Mezzanine Financial Relations, Inc., a merchant banking firm in Houston and chief financial officer and director of Creative Communications International, Inc., a Houston telecommunications company. From 1992-1994 Mr. Sudduth served as Chairman and Chief Executive Officer of Heart Labs of America, Inc., a provider of continuous passive motion services. Mr. Sudduth received a Bachelor of Business Administration degree in 1964 from Lamar University.

        Chike J. Ogboenyiya has been Vice President-Finance of the Company since January 1994 and Secretary since August 1994. He has over 20 years of extensive industry experience in accounting, corporate finance and business management. From 1984 to 1990 he was a Director and Chief Financial Officer for Kaulimax International Corporation, a Houston, Texas, privately-held, small exporter of apparel. Mr. Ogboenyiya is a Certified Public Accountant, graduated with an M.S. from the University of Houston in 1979, and graduated cum laude from Texas Southern University in 1977 with a B.B.A in Accounting.

        Michael J. Houska has been Vice President-Sales of the Company since May 1996. He has over 13 years of experience in the medical devices industry. Mr. Houska is a Director of Love Inc./Love for Children, an affiliate of World Vision. From 1987 to 1996, Mr. Houska was divisional Vice President of Sales and Marketing for Maxxim. Mr. Houska holds a B.A. degree in business management from Hiram College in Ohio.

        Chadwick F. Smith, MD has been a Director of the Company since May 1991 and Chairman of the Board of Directors since June 1993. He is also a Consultant to the Company. Dr. Smith is Clinical Professor of Orthopedic Surgery at the School of Medicine of the University of Southern California, a position he has held since 1981, and he has been a member of the Medical Staff of Orthopedic Hospital, Los Angeles, California, since 1966. Dr. Smith graduated with a B.A. from Southern Methodist University in 1954, graduated from the University of Texas medical school in 1958, and has been a diplomate of the American Board of Orthopedic Surgery since 1968.

        Pedro A. Rubio, MD., Ph.D., has been a Director of the Company since January 1996. He is Clinical Associate Professor of Surgery at the University of Texas Health Science Center (Houston) and was Director of Education of the Laser Training Institute (Houston). He served as World President of the International College of Surgeons (Chicago) in 1995, and is Chairman Emeritus of the Department of Surgery at the Columbia/HCA Medical Center Hospital (Houston). Dr. Rubio holds the degrees of Bachelor of Science, Master of Science in Surgical Technology, Doctor of Philosophy in Biomedical Technology and Doctor of Medicine and Surgery. Dr. Rubio is a Diplomate of the American Boards of Surgery, Laser Surgery, Abdominal Surgery, Forensic Medicine, Quality Assurance and Pain Management.

        Kenneth W. Davidson has been a Director of the Company since April 1996. He is President, Chief Executive Officer and Chairman of the Board of Directors of Maxxim. Mr. Davidson has been a Director of Maxxim since 1982, but became Maxxim's President, Chief Executive Officer and Chairman of the Board of Directors in November 1986.

        Ernest J. Henley, Ph.D., has been a Director of the Company since April 1996. He is also a Consultant to the Company and has been a Director of Maxxim since 1976. Dr. Henley's principal employment for more than the past fifteen years has been as a Professor of Chemical Engineering at the University of Houston.

        All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. All non-employee directors of the Company are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any Board committee and are eligible to receive stock options pursuant to the 1996 Non-Employee Director Stock Option Plan. See "Item 10. Executive Compensation."

        Each officer of the Company serves at the discretion of the Board of Directors, subject to the terms of his employment agreement, if any, and is eligible to receive stock options pursuant to the 1996 Incentive Stock Plan. See "Item 10. Executive Compensation" below, for a discussion of the Company's employment agreement with Mr. Barbour. Each member of management devotes his full time to the Company's affairs.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        During the fiscal year ended December 31, 1996, the Company failed to file on a timely basis a Form 4 - Statement of Changes in Beneficial Ownership - in connection with shares of the Company's common stock issued to Mr. Michael
J. Houska, an officer of the Company, in the asset purchase transaction with MJH Medical Equipment, Inc.

SCIENTIFIC ADVISORY BOARD

        The Company established a Scientific Advisory Board of distinguished physicians and scientists with a wide range of experience in the medical field. The Board meets formally or by teleconference at the Company's expense every six months to discuss research data regarding the Company's products.

        By selection, the medical and scientific advisors are geographically diverse and have varied experience within the laser field, including hospital work, teaching at universities, and working within different industries or types of private practice. All of the advisors are in private practice, employed by hospitals, universities or other organizations, none of which in the future is expected by the Company to compete with the Company. These advisors are expected to devote only a small portion of their time to the Company, and they are not expected to participate actively in the Company's affairs. Certain of the institutions with which the Scientific Advisors are affiliated may adopt new regulations or policies that limit the ability of the advisors to consult with the Company; however, the loss of the services of any of the Scientific Advisors is unlikely to adversely affect the Company.

        The Scientific Advisory Board is comprised of the following individuals:

JACK ANSTANDIG, MD. - Neurologist, Acupuncture and Pain Management Specialist; Member, American Academy of Neurology, American Academy of Medical Acupuncture and International Association.

CHADWICK F. SMITH, MD. - Clinical Professor of Orthopedic Surgery, University of Southern California School of Medicine; Medical Director, International Children's Program, Orthopedic Hospital, Los Angeles. Dr. Smith is also a director of the Company.

C. THOMAS VANGSNESS, MD. - Assistant Professor, Orthopedic Surgery and Chief of Sports Medicine, University of Southern California. Dr. Vangsness owns 22,833 shares of the Company's common stock.

PEDRO A. RUBIO, MD., PH.D. - Past World President of the International College of Surgeons (Chicago); Clinical Associate Professor of Surgery, University of Texas Health Science Center, Houston; Diplomate, American Boards of Surgery, Laser Surgery, Forensic Medicine, Quality Assurance and Pain Management. Dr. Rubio is also a director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

        The following tables summarize information concerning compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's named Chief Executive Officer. No other executive officers received compensation which exceeded $100,000.

                                SUMMARY COMPENSATION TABLE

                                        Long Term Compensation
                                        -----------------------
                   Annual Compensation          Awards  Payouts
                   --------------------------------------------
Name and    Year   Salary        Other         Options/
Princi-                          Annual        SARs
pal                              Compen-
Position                         sation
--------    ----   --------      -------       --------
Michael     1996   $171,657          -
Barbour,    1995   $110,000      $9,000
CEO         1994   $110,000      $9,000        225,000

              OPTIONS/SAR GRANTS IN YEARS PRIOR TO LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

NAME       Number of      % of total       Exercise   Market     Expiration
           Securities     Options/SARs     or Base    Price at   Date
           underlying     Granted to       Price/     Date of
           Options/       Employees in     Share      Grant
           SARs Granted   Fiscal Year


Michael    100,000          40%             $3.00     $7.25      04/01/2000
Barbour,   125,000          50%             $4.50     $4.50      04/01/2000
CEO

COMPENSATION OF DIRECTORS

        Effective January 15, 1996, the Board of Directors of the Company (the "BOD") adopted the following plans which were approved by the Company's shareholders in July 1996: (i) a 1996 Incentive Stock Option Plan under which the Company can issue up to 1.2 million shares of the Company's common stock to eligible officers, employees, and consultants of the Company and (ii) a 1996 Non-Employee Directors Stock Option Plan (the "Outside Director Plan") under which the Company can issue up 250,000 shares of common stock to its outside directors.

        In connection with their election to the BOD in January 1996, Mr. Sudduth and Dr. Rubio were each granted a stock option under the Outside Director Plan to purchase 25,000 shares of the Company's common stock at a price of $5.50 per share. Also, in connection with his election to the BOD concurrent with the closing of the Henley transaction in April 1996, Dr. Henley was granted an option under the Outside Director Plan to purchase 25,000 shares of the Company's common stock at a price of $7.75 per share. Additionally, in connection with their re-election to the BOD in July 1996, Drs. Henley and Rubio and Messrs. Sudduth and Davidson were each granted a stock option under the Outside Director Plan to purchase 10,000 shares (for an aggregate of 40,000 shares) of the Company's common stock at a price of $6.125 per share.

        The Outside Director Plan also provides that at the discretion of the BOD, the Company may pay a cash fee to non-employee directors from time to time for serving on and for attendance at meetings of, the BOD or any committee thereof (as such fees are set by the BOD from time to time.) During the year ended December 31, 1996, the Company paid Drs. Henley and Rubio and Messrs. Sudduth and Davidson $500 per person for attendance at each meeting of the Board of Directors.

EMPLOYMENT CONTRACTS

         In November 1996, the Company entered into an agreement with Michael M. Barbour, effective as of May 1, 1996, employing him as its Chief Executive Officer at a base annual salary of $160,000. The agreement also provides for an annual bonus amount payable to Mr. Barbour based on specific formula as provided in the agreement. The agreement terminates on December 31, 1998.

        Effective November 12, 1996, the Company entered into an agreement with Michael J. Houska employing him as its Vice President - Sales at a base annual salary of $120,000. The agreement also provides for a monthly sales commission of $6,700 payable to Mr. Houska based on specific formula as provided in the agreement. The agreement terminates on November 11, 1998.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The following table sets forth certain information regarding the number and percentage of shares of Common Stock beneficially owned as of March 25, 1997, by any person (including any group of affiliated persons) known by the Company to own 5% or more of the outstanding shares of the Company's Common Stock, each named executive officer and director, and all executive officers and directors of the Company as a group. Unless otherwise indicated, the Company has been advised that all holders listed have the sole power to vote and dispose of the number of shares set forth as beneficially owned by them.

                                    Amount And
                                    Nature Of
 Name And Address                   Beneficial
Of Beneficial Owner                 Ownership                Percent Of Class
-------------------                 ---------                ----------------
Maxxim Medical, Inc. ............   2,333,333(2)                        40.30%
104 Industrial Boulevard
Sugar Land, Texas 77478

Michael M. Barbour ..............     411,748(1)                         7.11%
120 Industrial Boulevard
Sugar Land, Texas 77478

Chadwick F. Smith, MD ...........     420,666(1)                         7.26%
120 Industrial Boulevard
Sugar Land, Texas 77478

Dan D. Sudduth ..................      60,000(2)                         1.03%
120 Industrial Boulevard
Sugar Land, Texas 77478

Pedro A. Rubio, MD., Ph.D .......     105,003(3)                         1.81%
120 Industrial Boulevard
Sugar Land, Texas 77478

Ernest J. Henley, Ph.D ..........      35,000(2)                         0.60%
120 Industrial Boulevard
Sugar Land, Texas 77478

Kenneth W. Davidson .............      10,000(2)                         0.17%
104 Industrial Boulevard
Sugar Land, Texas 77478

All  Executive Officers .........   1,131,980                           19.55%
and Directors as a
Group (8) Persons
-----------------

(1) Includes 225,000 shares issuable upon exercise of currently-exercisable options granted to each of such persons.

(2) Consists entirely of options, warrants or other convertible securities which conversion privilege is currently exercisable as of the date hereof.

(3) Includes 69,508 shares issuable upon exercise of currently-exercisable options or warrants.



ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During January 1992, the Company entered into a five-year consulting agreement with Dr. Chadwick F. Smith, one of its directors. The agreement provided for a monthly fee of $1,500 commencing in July 1992. During 1993, the agreement was amended to provide a monthly fee of $5,000 commencing in June 1993. The agreement terminated in April 1996 and a new agreement was entered into with Dr. Smith effective May 1, 1996. For the year ended December 31, 1996, $90,000 of such fees were expensed.

        During 1993, the Company entered into an employment agreement with Stephen Barbour, who is the brother of the Company's Chief Executive Officer, whereby Mr. S. Barbour would receive, as part of his employment contract, a salary of $60,000 per year, 15,000 shares of the Company's common stock and commission of 15% on the monthly gross profit of the Company's former training division. The agreement terminated in April 1996.

        In August 1995, the Company entered into an agreement with Mezzanine Financial Relations, Inc., (Mezzanine) a financial relations company, to assist the Company in the evaluation of, and formulation of terms for certain companies identified in the Company's strategic acquisition plan. Mr. Dan D. Sudduth who is Executive Vice President, Chief Financial Officer and a Director of the Company was Chairman of the Board and a shareholder of Mezzanine. The agreement provided, among other things, for the Company to pay Mezzanine a cash fee of $115,000 concurrent with the closing of the Henley transaction. Pursuant to the agreement the Company issued to Mezzanine a four-year warrant to purchase 25,000 shares of the Company's common stock at a price of $6.75 per share, which was the market price of the Company's common stock on the date of the grant. The warrant is exercisable from February 16, 1996 through August 16, 1999.

        On April 30, 1996, the Company entered into an agreement with Maxxim, whereby the Company purchased certain assets (and assumed certain liabilities) associated with Henley for an estimated purchase price of approximately $13.5 million. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7 million, with the balance of the purchase price paid in cash provided through a financing with a bank. Mr. Davidson and Dr. Henley are currently employed by Maxxim, with Mr. Davidson serving in the capacities of Chairman of the Board, Chief Executive Officer and President and Dr. Henley serving as a Director.

        In May 1996, the Company entered into an additional agreement with Mezzanine, which agreement the parties amended in November 1996, whereby Mezzanine agreed to provide financial consulting services with regard to potential mergers and acquisitions in consideration for a monthly fee of $10,000. The agreement terminated on January 31, 1997.

        In May and July 1996, the Company paid to Dr. Rubio fees aggregating $25,000 and issued 33,333 shares of common stock and 33,333 warrants to purchase shares of common stock at a price of $6.00 per share for his services in connection with the Company's PMA application submission to the FDA.

        In November 1996, the Company entered into an agreement with MJH Medical Equipment, Inc., whereby the Company purchased substantially all of the assets (and assumed certain liabilities) of MJH for a purchase price of approximately $400,000. The purchase price was paid by the issuance of the Company's common stock with an estimated market value of $250,000 and promissory note in the principal amount of approximately $120,000, with the balance of the purchase price paid in cash. Mr. Michael J. Houska, the Company's Vice President Sales, was the owner and sole stockholder of the company

        The Company leases approximately 15,000 square feet of warehouse and distribution space in Akron, Ohio, for a monthly rental of approximately $3,900. Mr. Michael J. Houska, the Company's Vice President of Sales, is one of the owners of the leased facility. Also, the Company leases approximately 4,900 square feet of office space in Plymouth, Michigan, for a monthly rental of approximately $4,400. Dr. Karson L. Carpenter, an employee of the Company, is one of the owners of the leased facility.

ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

        See "Index of Exhibits" below which lists the documents required to be filed as exhibits to this Form 10-KSB by Item 601 of Regulation S-B.

        REPORTS ON FORM 8-K

        None.

                                    SIGNATURES

        IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF MARCH, 1997.

                                           LASERMEDICS, INC.
                                           (Registrant)

                                           By: MICHAEL M. BARBOUR
                                               ------------------------
                                               Michael M. Barbour
                                               (President and Chief Executive
                                               Officer)

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                       TITLE                                DATE
---------                       -----                                ----

MICHAEL M.  BARBOUR          President and Chief Executive        March 28, 1997
____________________         Officer and Director (Principal
(Michael M. Barbour)         Executive Officer)


DAN D. SUDDUTH               Executive Vice President and         March 28, 1997
____________________         Director (Principal Financial
(Dan D. Sudduth)             Officer)


CHIKE J. OGBOENYIYA          Vice President, Finance              March 28, 1997
____________________         (Principal Accounting Officer)
(Chike J. Ogboenyiya)


CHADWICK F. SMITH, MD.       Chairman and Director                March 28, 1997
--------------------
(Chadwick F. Smith, MD.)


PEDRO A. RUBIO, MD, Ph.D.    Director                             March 28, 1997
--------------------
(Pedro A. Rubio, MD, Ph.D.)


ERNEST J. HENLEY, Ph.D.      Director                             March 28, 1997
--------------------
(Ernest J. Henley, Ph.D.)


KENNETH W. DAVIDSON          Director                             March 28, 1997
--------------------
 (Kenneth W. Davidson)

                                LASERMEDICS, INC.
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                INDEX OF EXHIBITS

         Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this Form 10-KSB by Item 601 of Regulation S-B:

                                               REPORT OR
EXHIBIT                                        REGISTRATION        REGISTRATION
NUMBER         DESCRIPTION                     STATEMENT              NUMBER
------         -----------                     ---------              ------
3.1*           Articles of Incorporation       Form S-18 dated
                                               July 22, 1992.         33-49972

3.2*           Amendment to Articles           Form S-18 dated
               of Incorporation                July 22, 1992.         33-49972

3.3*           Articles of Amendment           Form 10-QSB for
               to Articles of Incorporation    the quarter ended
                                               June 30, 1996          0-28566

3.4*           By-Laws                         Form S-18 dated
                                               July 22, 1992.         33-49972

3.5*           Amendment to By-Laws            Form 10-QSB for
                                               the quarter ended
                                               June 30, 1996          0-28566

4.1*           Specimen Stock Certificate      Form S-18 dated
               and Underwriter's Warrant       July 22, 1992.         33-49972

4.2*           Specimen Form of Warrant        Form 10-KSB for
               Certificate                     year ended
                                               December 31, 1995      0-28566

10.1*          Consultation Agreement          Form 10-KSB
               with Mezzanine Financial        for year ended
               Relations, Inc. dated           December 31, 1995      0-28566
               September 5, 1995

10.2*          1996 Amended and Restated       Proxy Statement
               Non-Employee Director           dated June 24, 1996    0-28566
               Stock Option Plan

10.3*          1996 Incentive Stock Plan       Proxy Statement
                                               dated June 24, 1996    0-28566

10.4           Employment Agreement
               with Michael Barbour dated
               November 22, 1996

10.5           Consulting  Agreement
               with Chadwick F. Smith, MD
               dated November 22, 1996

10.6           Asset Purchase Agreement
               dated November 12, 1996
               with MJH Medical Equipment
               and Michael J. Houska

                                               REPORT OR
EXHIBIT                                        REGISTRATION        REGISTRATION
NUMBER         DESCRIPTION                     STATEMENT              NUMBER
------         -----------                     ---------              ------
10.7           Employment Agreement
               with Michael J. Houska
               dated November 12, 1996

10.8           Plan and Agreement of Merger
               with Health Career Learning
               Systems, Inc. dated
               November 27, 1996

10.9           Stock Purchase Agreement
               with Paula L. Buhr
               dated January 24, 1996

10.10          Asset Purchase Agreement
               with Gatti Medical Supply
               dated January 24, 1996

10.11          Master Agreement and
               Manufacturing Agreement with
               CB Svendsen, a/s dated
               March 12, 1997

21.1           Subsidiaries of the Registrant

23.1           Consent of Independent
               Accountants