Form 10KSB/A
period 1996-12-31
LASERMEDICS INC
filed 1997-04-29
CIK 890284

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

        This amendment on Form 10-KSB/A is being filed in order to update certain information required in Part III, Items 9, 10, and 11 with respect to directors and executive officers, executive compensation and security ownership of certain beneficial owners.


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

                                    PART I


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

        The following table sets forth the range of high and low bid prices on the Company's Common Stock for calendar years 1996 and 1995 on the NASDAQ Bulletin Board:

        CALENDAR PERIOD                                   HIGH              LOW
                                                         -----             -----
        1996:
        First Quarter ......................             8.750             4.250
        Second Quarter .....................             8.875             6.000
        Third Quarter ......................             8.125             4.750
        Fourth Quarter .....................             6.875             5.750

        CALENDAR PERIOD                                   HIGH              LOW
                                                         -----             -----
        1995:
        First Quarter ......................             5.750             4.000
        Second Quarter .....................             7.000             5.250
        Third Quarter ......................             8.750             6.000
        Fourth Quarter .....................             8.125             4.000

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

        Although no assurances can be given, the Company anticipates that its operating cash flows will be sufficient to meet its current needs. If the Company's operating cash flows is not adequate, the Company may require new sources of liquidity to (i) fund future activities that may be required to obtain FDA marketing clearance for the Microlight 830(TM), (ii) make the required payments under the Note (with Maxxim) and financial commitments to Comerica, (iii) make the payments required to obtain the exclusive manufacturing rights to the Microlight 830(TM), (iv) expand the Henley Division's operations,
(v) begin full-scale manufacturing of the Microlight 830(TM) and (vi) pursue additional acquisitions. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, successfully operating the recently-acquired businesses and successfully marketing the Microlight 830(TM) if it is cleared for commercial distribution by the FDA. The failure to accomplish any of the foregoing could have a significant adverse impact on the Company's business and financial condition. Sources of additional financing may include additional bank debt or public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

        Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the existing operations for the foreseeable future.


ITEM 7.               FINANCIAL STATEMENTS

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                              INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report .............................................    16

Consolidated Balance Sheet ...............................................    17

Consolidated Statement of Operations .....................................    18

Consolidated Statement of Changes in Stockholders' Equity (Deficiency) ... 19-20

Consolidated Statement of Cash Flows .....................................    21

Notes to Consolidated Financial Statements ............................... 22-34

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


        GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
        New York, New York
        February 23, 1997

                        LASERMEDICS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

December 31,                                                          1996
                                                                  ------------
ASSETS (Notes 2, 3 and 5)

Current Assets:
  Cash and cash equivalents (Note 1) ...........................  $    507,892
  Accounts receivable, net of allowance for doubtful
     accounts of $140,260 ......................................     4,959,194
  Inventory (Notes 1, 2 and 5) .................................     4,427,991
  Prepaid expenses .............................................       176,290
  Other current assets .........................................       158,028
                                                                  ------------
         Total current assets ..................................    10,229,395

Property, plant and equipment, net (Notes 1, 3 and 5) ..........     3,488,586
Goodwill and other intangibles, net of accumulated
  amortization of $74,744  (Notes 1 and 4) .....................     2,387,664
Other assets ...................................................       119,327
                                                                  ------------
         Total Assets ..........................................  $ 16,224,972
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit - bank  (Note 5) ..............................  $  2,187,071
  Accounts payable .............................................       962,647
  Accrued expenses and other current liabilities (Note 8) ......       869,313
  Note payable - bank (Note 6) .................................       292,000
  Current maturities of long-term debt (Notes 4 and 5) .........       326,367
                                                                  ------------
         Total current liabilities .............................     4,637,398

Interest payable ...............................................       252,000
Long-term debt, net of current maturities (Notes 4 and 5) ......     9,129,034
                                                                  ------------
         Total  liabilities ....................................    14,018,432

Commitments and contingencies (Notes 5 and 12)

Stockholders' Equity (Note 10):
  Preferred stock - $.10 par value; authorized
    2,500,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 3,021,439 ........................        30,214
  Additional paid-in-capital ...................................    10,660,312
  Accumulated deficit ..........................................    (8,257,807)
                                                                  ------------
                                                                     2,432,719
  Treasury stock, at cost, 279,000 common shares ...............      (226,179)
                                                                  ------------
        Stockholders' equity ...................................     2,206,540

      Total Liabilities and Stockholders' Equity ...............  $ 16,224,972
                                                                  ============
                 See notes to consolidated financial statements

                        LASERMEDICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31,                                                1996         1995
                                                                  ------------   -----------
Net sales (Note 1) .............................................  $ 12,485,961   $   527,176
Cost of sales ..................................................     5,716,156       344,076
                                                                  ------------   -----------
Gross profit ...................................................     6,769,805       183,100

Operating expenses .............................................     6,726,692     1,530,349
                                                                  ------------   -----------
Income (loss) from operations ..................................        43,113    (1,347,249)

Interest expense ...............................................      (814,636)      (83,779)
Other income (expense), net ....................................      (107,814)       11,427
                                                                  ------------   -----------
Net loss .......................................................  $   (879,337)  $(1,419,601)
                                                                  ============   ===========
Net loss per common share ......................................  $      (0.44)  $     (0.98)
                                                                  ============   ===========
Weighted average common shares outstanding .....................     1,995,388     1,443,578
                                                                  ============   ===========

                 See notes to consolidated financial statements

                        LASERMEDICS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 1996 and 1995.

                                                                   Preferred Stock
                                                                       Series B                  Common Stock
                                                                 ----------------------     -------------------------     Additional
                                                                 Number of                   Number of                      Paid-In
                                                                   Shares     Par Value        Shares       Par Value       Capital
                                                                  -------      -------      ----------      --------      ----------
Balance at December 31, 1994 ................................      10,000      $ 1,000       1,683,887      $ 16,838      $6,882,569
Compensation related to change in January 1995
of price of stock options ...................................        --           --              --            --             3,900
Issuance of common shares for research services
  in January 1995 ...........................................        --           --            20,000           200          89,800
Common shares issued on conversion of Preferred
  Stock in March 1995  exchange:
         Series B ...........................................     (10,000)      (1,000)          3,333            33             967
Issuance of common shares for furniture in
  April 1995 and other ......................................        --           --             1,505            16          10,980
Shares rescinded in March and  April 1995
  relating to July 1994 private offering ....................        --           --           (11,500)         (115)            115
Issuance of common shares related to Bridge
   Financing in June 1995 ...................................        --           --            39,000           390         194,610
Issuance of common shares for research services
  in July 1995 ..............................................        --           --             5,000            50          19,950
Exercise of options for cash in November 1995 ...............        --           --            20,000           200          29,800
Compensation related to stock options issued
  in January, June and December 1993 ........................        --           --              --            --              --
Net loss ....................................................        --           --              --            --              --
                                                                  -------      -------      ----------      --------      ----------
Balance at December 31, 1995 ................................        --           --         1,761,225        17,612       7,232,691

                                                                                    Treasury Stock
                                                                              -------------------------    Deferred    Stockholders'
                                                               Accumulated    Number of    Acquisition   Compensation      Equity
                                                                 Deficit        Shares        Cost          Expense     (Deficiency)
                                                               -----------     --------     ---------     ---------     -----------
Balance at December 31, 1994 ..............................    $(5,958,869)    (281,000)    $(227,800)    $(133,430)    $   580,308
Compensation related to change in January 1995
of price of stock options .................................           --           --            --            --             3,900
Issuance of common shares for research services
  in January 1995 .........................................           --           --            --            --            90,000
Common shares issued on conversion of Preferred
  Stock in March 1995  exchange:
         Series B .........................................           --           --            --            --              --
Issuance of common shares for furniture in
  April 1995 and other ....................................           --           --            --            --            10,996
Shares rescinded in March and  April 1995
  relating to July 1994 private offering ..................           --           --            --            --              --
Issuance of common shares related to Bridge
   Financing in June 1995 .................................           --           --            --            --           195,000
Issuance of common shares for research services
  in July 1995 ............................................           --           --            --            --            20,000
Exercise of options for cash in November 1995 .............           --           --            --            --            30,000
Compensation related to stock options issued
  in January, June and December 1993 ......................           --           --            --         133,430         133,430
Net loss ..................................................     (1,419,601)        --            --            --        (1,419,601)
                                                               -----------     --------     ---------     ---------     -----------
Balance at December 31, 1995 ..............................     (7,378,470)    (281,000)     (227,800)         --          (355,967)

                 See notes to consolidated financial statements

                        LASERMEDICS, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 1996 and 1995.

                                                                   Preferred Stock
                                                                       Series B                Common Stock
                                                                 ----------------------   ------------------------       Additional
                                                                 Number of                 Number of                       Paid-In
                                                                   Shares     Par Value     Shares       Par Value        Capital
                                                                  -------      -------    ----------      --------       -----------
Issuance of common shares for services
  in February 1996 ............................................        -        -             --             --          $     6,379
Subscriptions for common stock at $3.00
  per share in January through June 1996 ......................        -        -          644,670        $ 6,447          1,927,577
Issuance of common shares for services
  (Note 7) ....................................................        -        -           33,333            333             99,667
Issuance of common shares on conversion
  of Bridge Notes .............................................        -        -          176,773          1,768            528,552
Issuance of common shares on the
  exercise of warrants ........................................        -        -           75,000            750              6,750
Issuance of common shares for
  equipment ...................................................        -        -            4,000             40             11,960
Issuance of common shares for
  acquisitions ................................................        -        -          121,170          1,211            748,789
Issuance of common shares related to
  employment agreement (Note 12) ..............................        -        -          205,268          2,053             97,947
Net loss ......................................................        -        -             --             --                 --
                                                                  -------      -------   ---------       --------        -----------
Balance at December 31, 1996 ..................................        -        -        3,021,439        $30,214        $10,660,312
                                                                  =======      =======   =========        =======        ===========

                                                                                    Treasury Stock
                                                                              -------------------------    Deferred    Stockholders'
                                                               Accumulated    Number of    Acquisition   Compensation      Equity
                                                                 Deficit        Shares        Cost          Expense     (Deficiency)
                                                               -----------     --------     ---------     ---------     -----------
Issuance of common shares for services
  in February 1996 ..................................              --             2,000     $   1,621        -          $     8,000
Subscriptions for common stock at $3.00
  per share in January through June 1996 ............              --              --            --          -            1,934,024
Issuance of common shares for services
  (Note 7) ..........................................              --              --            --          -              100,000
Issuance of common shares on conversion
  of Bridge Notes ...................................              --              --            --          -              530,320
Issuance of common shares on the
  exercise of warrants ..............................              --              --            --          -                7,500
Issuance of common shares for
  equipment .........................................              --              --            --          -               12,000
Issuance of common shares for
  acquisitions ......................................              --              --            --          -              750,000
Issuance of common shares related to
  employment agreement (Note 12) ....................              --              --            --          -              100,000
Net loss ............................................          (879,337)           --            --          -             (879,337)
                                                            -----------        --------     ---------     ----------    -----------
Balance at December 31, 1996 ........................       $(8,257,807)       (279,000)    $(226,179)       -          $ 2,206,540
                                                            ===========        ========     =========     ==========    ===========

                 See notes to consolidated financial statements

                        LASERMEDICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31,                                                                      1996          1995
                                                                                         -----------   -----------
Cash flows from operating activities:
  Net loss ............................................................................  $  (879,337)  $(1,419,601)
                                                                                         -----------   -----------
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation and amortization expense ............................................      283,746         8,642
     Amortization of discount on notes payable ........................................      151,667        43,333
     Interest expense .................................................................      294,820          --
     Bad debt expense .................................................................    1,420,518        12,377
     Compensation related to stock options and
      warrants issued .................................................................         --         137,330
     Shares issued for public relations agreement .....................................        8,000          --
     Shares issued for equipment ......................................................       12,000          --
     Shares issued for services/with employment agreement .............................      200,000          --
     Shares issued for clinical research studies ......................................         --         110,000
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable .....................................   (2,623,498)      120,297
       (Increase) decrease in inventory ...............................................    1,381,689       (35,378)
       (Increase) in prepaid expenses and other current assets ........................     (149,693)      (24,960)
       (Increase) in other assets .....................................................      (16,447)         --
       Decrease in accounts payable and accrued liabilities ...........................      500,785       465,941
                                                                                         -----------   -----------
              Total adjustments .......................................................    1,463,587       837,582
                                                                                         -----------   -----------
              Net cash provided by (used in) operating activities .....................      584,250      (582,019)
                                                                                         -----------   -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired of $46,270 .......................................   (6,603,046)         --
  Intangible assets expenditures ......................................................       (1,036)         --
  Capital expenditures ................................................................     (139,534)       (1,859)
                                                                                         -----------   -----------
             Net cash used in investing activities ....................................   (6,743,616)       (1,859)
                                                                                         -----------   -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ..........................................    1,941,524        35,000
  Subscriptions refunded on common stock ..............................................         --         (46,000)
  Net proceeds from line of credit ....................................................    2,187,071          --
  Proceeds from long-term debt ........................................................    2,509,000       487,500
  Principal payments of long-term debt ................................................     (173,701)         --
                                                                                         -----------   -----------
            Net cash provided by financing activities .................................    6,463,894       476,500
                                                                                         -----------   -----------
Net increase (decrease) in cash and cash equivalents ..................................      304,528      (107,378)

Cash and cash equivalents at beginning of period ......................................      203,364       310,742
                                                                                         -----------   -----------
Cash and cash equivalents at end of period ............................................  $   507,892   $   203,364
                                                                                         ===========   ===========

                 See notes to consolidated financial statements

Supplemental disclosures of cash flow information:
Cash paid during the year for:

    Interest ........................................................................... $   325,136   $      --
                                                                                         ===========   ===========

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

                        LASERMEDICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2.      INVENTORY:

        Inventory at December 31, 1996, included the following:

              Raw material ..............................  $1,504,876
              Work-in-process ...........................      33,578
              Finished goods ............................   2,889,537
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

3.      PROPERTY, PLANT  AND EQUIPMENT:

        At December 31, 1996, property and equipment, at cost, included:

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                                                    -----------
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

                        LASERMEDICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7,000,000 (the "Note") with the balance of the purchase price being paid in cash

        The Company obtained the cash portion of the purchase price pursuant to financing arrangements entered into with Comerica Bank - Texas, a Texas banking corporation ("Comerica"), which financing is secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim (see Note 5).

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

        These acquisitions have been accounted for as purchases for accounting purposes, and the results of operations of the acquisitions have been included in the consolidated statement of operations from the dates of acquisition. The estimated purchase price in excess of the estimated fair value of the net assets acquired, aggregating approximately $2,106,000 for all of the acquisitions, has been calculated as follows:

                                 Henley       MJH         HCLSI          Total
                               -----------  --------  ------------   -----------
Purchase price ..............  $12,847,000  $390,000  $    600,000   $13,837,000
Acquisition costs ...........      650,000    45,000        80,000       775,000
                               -----------  --------  ------------   -----------
                                13,497,000   435,000       680,000    14,612,000
                               -----------  --------  ------------   -----------

Assets acquired .............   12,683,000   215,000       355,000    13,253,000
Liabilities assumed .........      397,000   115,000       390,000       902,000
                               -----------  --------  ------------   -----------
Net assets (liabilities)
acquired ....................   12,286,000   100,000       (35,000)   12,351,000
                               -----------  --------  ------------   -----------

Excess of cost over
fair value of net assets
acquired (goodwill) .........  $ 1,211,000  $335,000  $    715,000   $ 2,261,000
                               ===========  ========  ============   ===========

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1996 and 1995, respectively:

For year ended December 31,                        1996                 1995
                                               ------------        ------------
Net sales ..............................       $ 20,120,000        $ 21,125,000
Net loss ...............................         (1,462,000)         (2,288,000)
                                               ------------        ------------
Net loss per common share ..............       $       (.73)       $      (1.58)
                                               ============        ============

        The above amounts reflect adjustments for interest on the Note and the financing arrangement with Comerica, amortization of goodwill, compensation related to an employment agreement and depreciation on re-valued property, plant and equipment.

5.      LONG-TERM DEBT:

        The following table summarizes the Company's long-term debt at December 31, 1996, which is described below:

Note payable - Maxxim (a) ................................            $7,000,000
Term Note A - Comerica (b) ...............................               788,817
Term Note B - Comerica (b) ...............................             1,553,156
Note payable - MJH (c) ...................................               113,428
                                                                      ----------
                                                                       9,455,401
Less:  Current maturities ................................               326,367
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

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Aggregate maturities of long-term debt are as follows:


        For the year ending December 31,  1997             $  326,367
                                          1998                326,367
                                          1999              1,719,694
                                          2000              1,686,332
                                          2001              1,582,169
                              2002 and thereafter           3,814,472
                                                            ---------
                                                            9,455,401
        Less current maturities                               326,367
                                                           ----------
                                                           $9,129,034
                                                           ==========

6.      NOTE PAYABLE:

        The Company has a demand note payable to a bank in the amount of $292,000. Interest is payable monthly at the rate of 10.25% per annum. The note is collaterized by substantially all of the assets of HCLSI.

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.      ACCRUED EXPENSES AND OTHER CURRENT  LIABILITIES:

        The following are included in accrued expenses and other current liabilities at December 31, 1996:

Property taxes ............................................             $196,993
Payroll and commissions ...................................              199,403
Interest payable ..........................................               81,888
Accrued acquisition costs .................................               92,583
Accrued professional fees .................................               93,966
Other .....................................................              204,480
                                                                        --------
                                                                        $869,313
                                                                        ========

9.      INCOME TAXES:

        The components of deferred tax assets as of December 31, 1996 were as follows:

                                                                           1996
                                                                    -----------
        Total deferred tax assets .......................           $ 1,181,000
        Valuation allowance .............................            (1,181,000)
             Net deferred tax assets ....................                   -0-
                                                                    ===========

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The tax effects of temporary differences, loss carryforwards and the valuation allowance that give rise to deferred tax assets (liabilities) at December 31, 1996, were as follows:

                                                                           1996
                                                                    -----------
             Temporary differences:
             Compensation expense not
                deductible until options exercised ...........      $   239,000
             Depreciation ....................................          (35,000)
             Customer deposits received ......................            3,000
             Net operating losses ............................          974,000
             Less  valuation allowance .......................       (1,181,000)
                                                                    -----------
                                                                           -0-
                                                                    ===========

        Following is a reconciliation of the amount of the income tax benefit to result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the year ended December 31, 1996 and 1995:

                                                             1996        1995
                                                          ---------   ---------
Tax benefit of statutory rate of 15% ...................  $ 132,000   $ 212,940
Increases in valuation allowance .......................    (76,000)   (211,641)
Other ..................................................    (56,000)     (1,299)
                                                          ---------   ---------
                                                              -0-         -0-
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

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        A summary of the Company's options as of December 31, 1996 and 1995 and changes during the years then ended is presented below:

                                                      1996                       1995
                                      -----------------------------   -------------------------
                                                      Weighted Avg.              Weighted Avg.
                                         SHARES      EXERCISE PRICE    SHARES   EXERCISE PRICE
                                      ----------     --------------   --------  --------------
Outstanding at
   beginning of
   year ...........................      962,726        $3.81          950,082      $3.67
Canceled/
   expired ........................      (50,000)        0.10          (82,801)      3.94
Granted ...........................      973,776         6.02          125,445       4.56
Exercised .........................      (75,000)        0.10          (30,000)      1.00
                                      ----------        -----         --------      -----
Outstanding at
   end of year ....................    1,811,502        $5.24          962,726      $3.81
                                      ==========        =====         ========      =====
Options
   exercisable at
   year-end .......................    1,811,502         --            962,726       --
                                                                      ========      =====
Weighted- average fair
   value of options granted
   during the year ................         --          $1.26             --        $1.81
                                      ==========        =====         ========      =====

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following table summarizes the information about fixed stock options outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING AND EXERCISABLE
                                   ------------------------------------------
                                                        WEIGHTED
                                       NUMBER           AVERAGE      WEIGHTED
RANGE OF                            OUTSTANDING        REMAINING      AVERAGE
EXERCISE                           AT DECEMBER 31,     CONTRACTUAL    EXERCISE
PRICES                                   1996             LIFE         PRICE
                                      ---------          -----         -----
$1.00-$3.00 .....................       270,000            3.0         $2.74
$4.00-$5.50 .....................       475,000            4.8         $4.46
$6.00-$7.75 .....................     1,066,502            3.4         $6.22
                                      ---------          -----         -----
$1.00-$7.75 .....................     1,811,502            3.7         $5.24
                                      =========          =====         =====

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

        Year ended December 31,                     1996               1995
                                                -------------     -------------

Net loss - as reported .....................    $    (879,337)    $  (1,419,601)
Net loss - pro forma .......................    $  (1,023,837)    $  (1,646,318)
Net loss per common share - as reported ....    $        (.44)    $        (.98)
Net loss per common share - pro forma ......    $        (.51)    $       (1.14)


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

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

12.     COMMITMENTS AND CONTINGENCIES:

        EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company has entered into various employment and consulting agreements with various key personnel, directors and certain shareholders aggregating $1,339,000 which expire at various dates through November 1999. Certain of these agreements provide for incentive bonuses and or commissions, as defined in the agreements. In connection with the HCLSI acquisition, the Company entered into an employment agreement with one of the sellers which provides for a signing bonus of $100,000, paid by the issuance of 16,421 shares of the Company's common stock. The agreement also provides for the issuance of 188,847 shares of the Company's common stock to be held in escrow. Such shares will be released from escrow over a three-year period if the employee meets certain performance goals as defined in the agreement. The Company will recognize a charge to operations upon the release of such shares from escrow based upon the fair market value of the shares as of the release date.

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

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        LEASES

        The Company is obligated under various non-cancelable operating leases (including certain related-party leases aggregating approximately $8,300 per month) for warehouse and office space expiring through June 2001, which are subject to increase for real estate taxes and operating expense escalation. Rent expense charged to operations under these operating leases amounted to approximately $45,000 and $16,000 for the years ended December 31, 1996 and 1995, respectively. Minimum future rental payments are as follows:

                    FISCAL YEARS
                    ------------
                      1997                         $109,204
                      1998                          101,904
                      1999                          103,704
                      2000                           95,304
                      2001                           26,652
                                                   --------
                                                   $436,768
                                                    =======

13.     MAJOR CUSTOMERS:

        During 1996 and 1995 no customer accounted for 10% or more of total sales.

14.     EMPLOYEE BENEFIT PLANS:

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

15.     SUPPLEMENTAL CASH FLOW INFORMATION:

        Non-cash investing and financing transactions during the years ended December 31, 1996 and 1995 were as follows:

                                                                1996        1995
                                                            --------      ------
Common shares issued in connection
       with acquisitions .............................      $750,000        --
Common shares issued in connection
       with conversion of bridge notes ...............       530,320        --
Common shares issued for
       equipment and furniture .......................        12,000      $5,995
Common shares issued for employment
       agreement and services ........................       208,000        --
Accrued amounts relating to acquisitions .............        92,583        --

                         LASERMEDICS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              1996          1995
                                                              ----       -------
Compensation related to common stock
       options issued .................................       --           3,900
Common shares issued in connection with
       research and development agreement .............       --         110,000
Deferred compensation related to common
       stock options ..................................       --         133,430

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

        The following table provides information concerning each executive officer and director of the Company as of the date hereof:

                                    AGE     TITLE
Michael M. Barbour                  52      President, Chief Executive Officer, Director

Dan D. Sudduth                      55      Executive Vice President, Chief Financial Officer, Director

Chike J. Ogboenyiya                 45      Vice President - Finance, Secretary

Michael J. Houska                   37      Vice President - Sales

Chadwick F. Smith, MD               63      Medical Director,  Director, Chairman of Board

Pedro A. Rubio, MD, Ph.D.           52      Director

Kenneth W. Davidson                 49      Director

Ernest J. Henley, Ph.D.             70      Director

        Michael M. Barbour has been President, Chief Executive Officer and Director of the Company since May 1991. He has over 13 years experience in the field of laser products. Prior to forming Lasermedics, he was President of Medical Training Centers of America (formerly The Houston Laser Institute) from January 1987 to April 1991, which he founded in order to train and inform doctors in the medical and surgical use of lasers. From April 1984 to January 1987, he was President of Surgimedics, a Houston, Texas, manufacturer and distributor of laser accessory products. Mr. Barbour graduated from the University of Houston in 1967 with a B.B.A. in marketing.

        Dan D. Sudduth joined the Company as Executive Vice President and Chief Financial Officer in February 1997. He has been a Director of the Company since January 1996. Mr. Sudduth was Chief Financial Officer for Mezzanine Telecom, Inc., a Houston-based telecommunications company, from 1994 to January 1997 and currently serves as a Director. He is also a Director for CQI Solutions, Inc., a medical computer software company in New Braunfels, Texas. During 1995 and 1996, Mr. Sudduth was President and Director of AMC Home Healthcare, Inc., a respiratory therapy company in Houston, Chairman of Mezzanine Financial Relations, Inc., a merchant banking firm in Houston, and Chief Financial Officer and Director of Creative Communications International, Inc., a Houston telecommunications company. From 1992 to 1994, Mr. Sudduth served as Chairman and Chief Executive Officer of Heart Labs of America, Inc. From 1988 to 1992, he was President and Chief Financial Officer of American Biomed, Inc. Mr. Sudduth received a B.B.A. in 1964 from Lamar University.

        Chike J. Ogboenyiya has been Vice President-Finance of the Company since January 1994 and Secretary since August 1994. He has over 20 years of extensive industry experience in accounting, corporate finance and business management. From 1990 to 1993, he was president and owner of a small accounting firm which offered business consulting and financial services to various clients. Prior to that time, he was a Director and Chief Financial Officer for Kaulimax International Corporation, a privately-held exporter of apparel located in Houston, Texas, from 1984 to 1990. Mr. Ogboenyiya is a Certified Public Accountant, graduated with an M.S. from the University of Houston in 1979, and graduated cum laude from Texas Southern University in 1977 with a B.B.A. in Accounting.

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

        Chadwick F. Smith, MD has been a Director of the Company since May 1991 and Chairman of the Board of Directors since June 1993. He is also a Consultant to the Company. See "Certain Relationships and Related Transactions." Dr. Smith is a Clinical Professor of Orthopedic Surgery at the University of Southern California School of Medicine, a position he has held since 1981. He has also been a member of the Medical Staff of Orthopedic Hospital, Los Angeles, California, since 1966. Dr. Smith graduated with a B.A. from Southern Methodist University in 1954, graduated from the University of Texas medical school in 1958, and has been a diplomate of the American Board of Orthopedic Surgery since 1968.

        Pedro A. Rubio, MD., Ph.D. has been a Director of the Company since January 1996. He is currently a Clinical Associate Professor of Surgery at the University of Texas Health Science Center in Houston. He was Director of Education of the Laser Training Institute of Houston, from November 1993 until January 1996. He served as World President of the International College of Surgeons in Chicago in 1995, and was Chairman of the Department of Surgery at the Columbia/HCA Medical Center Hospital in Houston from 1976 to 1994, when he became Chairman Emeritus. Dr. Rubio holds the degrees of Bachelor of Science, Master of Science in Surgical Technology, Doctor of Philosophy in Biomedical Technology and Doctor of Medicine and Surgery. Dr. Rubio is a Diplomate of the American Boards of Surgery, Laser Surgery, Abdominal Surgery, Forensic Medicine, Quality Assurance and Utilization Review, Forensic Examiners and Pain Management.

        Kenneth W. Davidson has been a Director of the Company since April 1996. He is President, Chief Executive Officer and Chairman of the Board of Directors of Maxxim Medical, Inc. ("Maxxim") since November 1986, and a Director since 1982. Prior to that time, Mr. Davidson was the Corporate Director of Business Development at Intermedics, Inc., which is principally a manufacturer of implantable devices such as pacemakers. Mr. Davidson is also a Director of Encore Orthopedics, Inc., a designer and manufacturer of implantable orthopedic devices.

        Ernest J. Henley, Ph.D., has been a Director of the Company since April 1996, and is also a consultant to the Company. He has been a Director of Maxxim since 1976. See "Certain Relationships and Related Transactions." Dr. Henley's principal employment for more than fifteen years has been as a Professor of Chemical Engineering at the University of Houston.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires a company's directors and executive officers, and persons who own more than 10% of the equity securities of the Company to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of the forms the Company has received or prepared, the Company believes that during the year ended December 31, 1996, all filing requirements applicable to the Company's directors, officers and greater than 10% shareholders were met except Michael J. Houska failed to file a Form 4 on a timely basis in connection with the shares of Common Stock issued to him in the asset purchase transaction between MJH and the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY OF COMPENSATION. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer, Michael M. Barbour. During 1996, 1995 and 1994, no other executive officers received compensation which exceeded $100,000:

                                                                                           LONG TERM COMPENSATION
                                                                                   ---------------------------------
                                                                                           AWARDS
                                                                                   -----------------------
                                                      ANNUAL COMPENSATION                       SECURITIES   PAYOUTS
                                              -----------------------------------               UNDERLYING  -------       ALL
                                                                     OTHER ANNUAL   RESTRICTED   OPTIONS/    LTIP        OTHER
NAME AND POSITION    YEAR                      SALARY        BONUS   COMPENSATION  STOCK AWARDS   SARS(#)   PAYOUTS   COMPENSATION
------------------   ----                     --------       -----   ------------  ------------  ---------  -------   ------------
Michael M. Barbour   1996.................    $171,657        --          --           --           --        --           --
CEO                  1995.................    $110,000        --        $9,000         --           --        --           --
                     1994 ................    $110,000        --        $9,000         --        225,000      --           --

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED OPTION VALUES. The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 1996 by the Company's Chief Executive Officer:

                                                            NUMBER OF                   VALUE OF
                                                       SECURITIES UNDERLYING          UNEXERCISED
                                                           UNEXERCISED                IN-THE-MONEY
                                                          OPTIONS/SARS              OPTIONS/SARS AT
                                                       AT FISCAL YEAR END (#)     FISCAL YEAR END ($) (1)
                            SHARES                      DECEMBER 31, 1994                REALIZED
                          ACQUIRED ON    VALUE     --------------------------   ---------------------------
NAME                        EXERCISE    REALIZED   EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----                     ------------  --------   -----------  -------------   -----------   -------------
Michael M. Barbour             --         --          225,000         --         $498,750            --

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the Common Stock on December 31, 1996 ($6.05 per share) and the exercise price, which ranges between $3.00 and $4.50 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth certain information regarding the number and percentage of shares of Common Stock beneficially owned as of March 25, 1997, by any person (including any group of affiliated persons) known by the Company to own 5% or more of the outstanding shares of the Company's Common Stock, each named executive officer and director, and all executive officers and directors of the Company as a group. Unless otherwise indicated, the Company has been advised that all holders listed have the power to vote and dispose of the number of shares set forth as beneficially owned by them.


NAME AND ADDRESS                             AMOUNT AND NATURE OF    PERCENT OF
OF BENEFICIAL OWNER (1)                    BENEFICIAL OWNERSHIP (2)   CLASS
                                                ---------             -----
Ernest J. Henley, Ph.D .....................    2,368,333(3)          45.88%

Kenneth W. Davidson ........................    2,343,333(3)          45.62%
     104 Industrial Boulevard
     Sugar Land, Texas 77478

Maxxim Medical, Inc. .......................    2,333,333(4)          45.51%
     104 Industrial Boulevard
     Sugar Land, Texas 77478

Chadwick F. Smith, MD ......................      420,666(5)          13.94%
     1127 Wilshire Blvd ....................
     Los Angeles, California 90017

Michael M. Barbour .........................      411,748(5)          13.64%

Pedro A. Rubio, MD, Ph.D ...................      105,003(6)           3.67%

Dan D. Sudduth .............................       60,000(7)           2.10%

All Executive Officers and Directors as a ..    3,459,063(8)          59.62%
Group (8 persons)

-----------------

(1) Unless otherwise specified, the address of each beneficial owner is c/o Lasermedics, Inc. 120 Industrial Boulevard, Sugar Land, Texas 77478.

(2) Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by the officers, directors and principal shareholders and reporting forms, if any, filed with the Securities and Exchange Commission on behalf of such persons. A person is deemed to beneficially own shares of common stock underlying options, warrants or other convertible securities if the stock can be acquired by such person within sixty days of the date hereof.

(3) Includes 2,333,333 shares issuable upon the conversion of the Company's convertible subordinated promissory note in the initial principal amount of $7 million issued to Maxxim (the "Maxxim Note"), as to which Dr. Henley and Mr. Davidson , who are directors of both the Company and Maxxim, may be deemed the beneficial owners by virtue of their affiliation with Maxxim. See "Certain Relationships and Related Transactions." The additional 35,000 and 10,000 shares listed for each of Dr. Henley and Mr. Davidson, respectively, consist entirely of warrants and/or options exercisable as of the date hereof.

(4) Maxxim is the holder of the Maxxim Note, which is convertible into 2,333,333 shares of Common Stock. See "Certain Relationships and Related Transactions."

(5) Includes 225,000 shares issuable upon exercise of currently exercisable options.

(6) Includes 69,508 shares issuable upon exercise of currently exercisable options.

(7) Consists entirely of shares issuable upon exercise of currently exercisable options or warrants.

(8) In addition to the 2,333,333 shares issuable upon conversion of the Maxxim Note and the currently exercisable options and warrants listed above, this amount includes (i) 500 shares and 50,000 currently exercisable options owned by Chike J. Ogboenyiya, the Company's Vice President-Finance and Secretary, and (ii) 32,813 shares owned by Michael
        J. Houska, the Company's Vice President-Sales.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During January 1992, the Company entered into a five-year consulting agreement with Chadwick F. Smith, MD, one of its Directors. The agreement provided for a monthly fee of $1,500 commencing in July 1992. During 1993, the agreement was amended to provide a monthly fee of $5,000 commencing in June 1993. The agreement terminated in April 1996, and a new agreement was entered into with Dr. Smith effective May 1, 1996. Dr. Smith's new consulting agreements includes annual compensation of $90,000 and terminates on December 31, 1998.

     During 1993, the Company entered into an employment agreement with Stephen Barbour, who is the brother of the President of the Company, whereby Mr. Stephen Barbour would receive, as part of his employment contract, a salary of $60,000 per year, 15,000 shares of the Common Stock and commissions of 15% on the monthly gross profit of the Company's training division. The agreement terminated in 1996.

     In August 1995, the Company entered into an agreement with Mezzanine Financial Relations, Inc., a financial relations company ("Mezzanine"), to assist the Company in the evaluation of, and formulation of terms for certain companies identified in the Company's strategic acquisition plan. Mr. Sudduth, Executive Vice President, Chief Financial Officer and a Director of the Company, was Chairman of the Board and a shareholder of Mezzanine. Pursuant to the agreement, the Company paid Mezzanine a cash fee of $115,000 concurrent with the closing of the Henley acquisition, which is discussed below. Additionally, pursuant to the agreement, the Company issued to Mezzanine a four-year warrant to purchase 25,000 shares of the Company's common stock at a price of $6.75 per share, which was the market price of the Company's Common Stock on the date of the grant. This warrant is exercisable from February 16, 1996 through August 16, 1999. In May 1996, the Company entered into an additional agreement with Mezzanine pursuant to which Mezzanine agreed to provide financial consulting services with regard to potential mergers and acquisitions in consideration for a monthly fee of $10,000. The agreement terminated on January 31, 1997.

     On April 30, 1996, the Company entered into an agreement with Maxxim, whereby the Company purchased certain assets (and assumed certain liabilities) associated with for an estimated purchase price of approximately $13.5 million. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7 million, with the balance of the purchase price paid in cash provided through a financing with a bank. Mr. Davidson and Dr. Henley are currently employed by Maxxim, with Mr. Davidson serving in the capacities of Chairman of the Board, Chief Executive Officer and President and Dr. Henley serving as a Director and consultant. Dr. Henley's consulting agreement, which was entered into between Dr. Henley and Maxxim in 1987, was acquired in the transaction with Maxxim. The agreement includes a monthly consulting fee in the amount of $5,833 and terminates on October 31, 1997.

     In May and July 1996, the Company paid to Dr. Rubio fees aggregating $25,000 and issued 33,333 shares of Common Stock and 33,333 warrants to purchase shares of Common Stock at a price of $6.00 per share for his services in connection with the Company's PMA application submission to the FDA.

     In November 1996, the Company entered into an agreement with MJH Medical Equipment, Inc. ("MJH"), whereby the Company purchased substantially all of the assets (and assumed certain liabilities) of MJH for a purchase price of approximately $400,000. The purchase price was paid by the issuance of the Company's Common Stock with an estimated market value of $250,000 and promissory note in the principal amount of approximately $120,000, with the balance of the purchase price paid in cash. Michael J. Houska, now the Company's Vice-President Sales, was the owner and sole stockholder of MJH. Mr. Houska entered into a two-year employment agreement with the Company with a base salary of $120,000 and monthly bonuses. The Company leases approximately 15,000 square feet of warehouse and distribution space in Akron, Ohio, for a monthly rental of approximately $3,900. Mr. Houska is one of the owners of the leased facility.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

        See "Index of Exhibits" below which lists the documents required to be filed as exhibits by Item 601 of Regulation S-B.

        REPORTS ON FORM 8-K

        None.

                                        SIGNATURES

        IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 24TH DAY OF APRIL, 1997.

                                               LASERMEDICS, INC.
                                                     (Registrant)

                                                By :  MICHAEL M. BARBOUR
                                                      Michael M. Barbour
                                                    (President and Chief
                                                      Executive Officer)

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                          TITLE                        DATE
MICHAEL M.  BARBOUR           President and Chief Executive Officer             April 24, 1997
____________________          and Director (Principal Executive Officer)
(Michael M. Barbour)


DAN D. SUDDUTH                Executive Vice President and Director             April 24, 1997
____________________          (Principal Financial Officer)
(Dan D. Sudduth)


CHIKE J. OGBOENYIYA           Vice President, Finance                           April 24, 1997
____________________          (Principal Accounting Officer)
(Chike J. Ogboenyiya)


CHADWICK F. SMITH, MD.        Chairman and Director                             April 24, 1997
_____________________
(Chadwick F. Smith, MD.)


PEDRO A. RUBIO,  MD, Ph.D.    Director                                          April 24, 1997
_____________________
 (Pedro A. Rubio, MD, Ph.D.)


ERNEST J. HENLEY, Ph.D.       Director                                          April 24, 1997
_____________________
 (Ernest J. Henley, Ph.D.)


KENNETH W. DAVIDSON           Director                                          April 24, 1997
_____________________
 (Kenneth W. Davidson)

                                    LASERMEDICS, INC.
                                EXHIBITS TO FORM 10-KSB/A
                           FOR THE YEAR ENDED DECEMBER 31, 1996

                                    INDEX OF EXHIBITS

         Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits by Item 601 of Regulation S-B:


EXHIBIT
   NO.                                     DESCRIPTION


3.1* Articles of Incorporation (Exhibit 3A to the Company's Registration Statement on Form S-18 (No. 33- 49972) dated July 22, 1992).

3.2* Amendment to Articles of Incorporation (This exhibit to the Company's Registration Statement on Form S-18 (No. 33-49972) dated July 22, 1992).

3.3* Articles of Amendment to Articles of Incorporation, (Exhibit 3.2 to the Company's Periodic Report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 0-28566)).

3.4* By-Laws (Exhibit 3B to the Company's Registration Statement on Form S-18 (No. 33-49972) dated July 22, 1992).

3.5* Amendment to By-Laws (Exhibit 3.1 to the Company's Periodic Report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 0-28566)).

4.1* Specimen Stock Certificate. (This exhibit to the Company's Registration Statement on Form S-18 (No. 33-49972) dated July 22, 1992).

4.2* Specimen Form of Warrant Certificate. (Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-28566)).

4.3* Form of Underwriter's Warrant. (Exhibit 4C to the Company's Registration Statement on Form S-18 (No. 33-49972) dated July 22, 1992).

10.1* Consultation Agreement with Mezzanine Financial Relations, Inc. dated September 5, 1995. (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-28566)).

10.2* 1996 Amended and Restated Non-Employee Director Stock Option Plan. (Exhibit C to the Company's Proxy Statement on Schedule 14A dated June 24, 1996 (File No. 0-28566)).

10.3* 1996 Incentive Stock Plan. (Exhibit B to the Company's Proxy Statement on Schedule 14A dated June 24, 1996 (File No. 0-28566)).

10.4* Employment Agreement with Michael Barbour dated November 22, 1996. (Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

EXHIBIT
   NO.                                      DESCRIPTION


10.5* Consulting Agreement with Chadwick F. Smith, MD dated November 22, 1996. (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.6* Asset Purchase Agreement dated November 12, 1996 with MJH Medical Equipment and Michael J. Houska. (Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.7* Employment Agreement with Michael J. Houska dated November 12, 1996. (Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.8* Plan and Agreement of Merger with Health Career Learning Systems, Inc. dated November 27, 1996. (Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.9* Stock Purchase Agreement with Paula L. Buhr dated January 24, 1996. (Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.10* Asset Purchase Agreement with Gatti Medical Supply dated January 24, 1996. (Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.11* Master Agreement and Manufacturing Agreement with CB Svendsen, a/s dated March 12, 1997. (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

23.1    Consent of Independent Accountants.

27* Financial Data Schedule. (Exhibit 27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).