Form 10QSB
period 1997-03-31
LASERMEDICS INC
filed 1997-05-15
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
     ACT

    For the transition period from                      to

                       Commission File Number 0-28566

                              LASERMEDICS, INC.
      (Exact name of small business issuer as specified in its charter)

          TEXAS                                            76-0335587
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             120 Industrial Boulevard, Sugar Land, Texas  77478
                  (Address of principal executive offices)

                                713-276-7000
                         (Issuer's telephone number)

    Check whether the issuer (i) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

As of May 12, 1997, the issuer had 3,093,556 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes [ ] No [x]

                        PART I.  FINANCIAL INFORMATION

     INCLUDED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

ITEM 1.   FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                        INDEX TO FINANCIAL STATEMENTS

                                                               PAGE

Consolidated Balance Sheet                                      3

Consolidated Statement of Operations                            4

Consolidated Statement of Cash Flows                            5

Notes to Consolidated Financial Statements                     6-7

                                              LASERMEDICS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)

March 31,                                                   1997

ASSETS

Current Assets:
  Cash and cash equivalents ........................  $    433,598
  Accounts receivable, net of allowance for doubtful
     accounts of $120,680 ..........................     5,646,439
  Inventory ........................................     5,016,393
  Prepaid expenses .................................       238,481
  Other current assets .............................        73,710
                                                      ------------
         Total current assets ......................    11,408,621

Property, plant and equipment, net .................     3,433,743
Goodwill and other intangibles, net of accumulated
  amortization of $121,802 .........................     2,787,742
Other assets .......................................       210,725
                                                      ------------
         Total Assets ..............................  $ 17,840,831
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit - bank ............................  $  2,583,133
  Accounts payable .................................     1,357,935
  Accrued expenses and other current liabilities ...       854,013
  Note payable - bank ..............................       292,000
  Current maturities of long-term debt .............       526,367
                                                      ------------
         Total current liabilities .................     5,613,448

Interest payable ...................................       346,500
Long-term debt, net of current maturities ..........     9,219,574
                                                      ------------
         Total  liabilities ........................    15,179,522


Stockholders' Equity:
  Preferred stock - $.10 par value; authorized
    2,500,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 3,072,556 ............        30,725
  Additional paid-in-capital .......................    10,961,391
  Accumulated deficit ..............................    (8,104,628)
                                                      ------------
                                                         2,887,488
  Treasury stock, at cost, 279,000 common shares ...      (226,179)
                                                      ------------
        Stockholders' equity .......................     2,661,309

      Total Liabilities and Stockholders' Equity ...  $ 17,840,831
                                                      ============

                 See notes to consolidated financial statements.

                                              LASERMEDICS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (Unaudited)

Three months ended March 31,                    1997          1996
                                            -----------   -----------
Net sales ................................  $ 4,866,626   $   147,747
Cost of sales ............................    1,967,537        97,795
                                            -----------   -----------
Gross profit .............................    2,899,089        49,952

Operating expenses .......................    2,469,241       463,887
                                            -----------   -----------
Income (loss) from operations ............      429,848      (413,935)

Interest expense .........................     (242,768)      (30,875)
Other income (expense), net ..............      (33,901)          901
                                            -----------   -----------
Net income (loss) ........................  $   153,179   $  (443,909)
                                            ===========   ===========
Net income (loss) per common share .......  $      0.06   $     (0.30)
                                            ===========   ===========
Weighted average common shares outstanding    2,780,493     1,481,324
                                            ===========   ===========

                 See notes to consolidated financial statements.

                                              LASERMEDICS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (Unaudited)

Three months ended March 31,                              1997        1996
Cash flows from operating activities:
  Net income (loss) ................................  $ 153,179   $(443,909)
                                                       ---------   ---------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization expense ..........    130,358       1,941
     Amortization of discount on notes payable ......       --        16,250
     Interest expense ...............................     94,500        --
     Bad debt expense ...............................    484,117       3,934
     Shares issued for public relations agreement ...       --         8,000
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ...   (735,604)      5,169
       (Increase) decrease in inventory .............   (172,887)     70,356
       (Increase) decrease in prepaid expenses
          and other current assets ..................     22,793    (296,792)
       (Increase) in other assets ...................    (91,398)       --
       Decrease in accounts payable, accrued
          expenses and other current liabilities ....    233,873      75,282
                                                       ---------   ---------
              Total adjustments .....................    (34,248)   (115,860)
                                                       ---------   ---------
              Net cash provided by (used in)
                operating activities ................    118,931    (559,769)
                                                       ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired of $1,658 ......   (458,584)       --
  Capital expenditures ..............................    (21,243)       --
                                                       ---------   ---------
             Net cash used in investing activities ..   (479,827)       --
                                                       ---------   ---------
Cash flows from financing activities:
  Subscriptions received on common stock ............       --       356,405
  Net proceeds from line of credit ..................    396,062        --
  Principal payments of long-term debt ..............   (109,460)       --
                                                       ---------   ---------
            Net cash provided by financing activities    286,602     356,405
                                                       ---------   ---------
Net decrease in cash and cash equivalents ...........    (74,294)   (203,364)

Cash and cash equivalents at beginning of period ....    507,892     203,364
                                                       ---------   ---------
Cash and cash equivalents at end of period ..........  $ 433,598   $    --
                                                       =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
    Interest ........................................  $ 105,586   $    --
                                                       =========   =========

                See notes to consolidated financial statements.

                      LASERMEDICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited interim consolidated financial statements of Lasermedics, Inc. and Subsidiaries (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 1996, as reported in the Form 10-KSB/A, have been omitted.

2.   ACQUISITIONS:

     In January 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding common stock of Texas T.E.N.S., Inc., a privately-owned Texas corporation, for an estimated purchase price of approximately $850,000 including related acquisition costs of approximately $50,000. The purchase price was paid by the issuance of the Company's subordinated promissory note in the principal amount of $400,000 (the "Tens Note") with the balance of the purchase price being paid in cash. The principal balance of the Tens Note is due and payable on the first day of each calendar month beginning on February 1, 1997, and ending on January 1, 1999, in equal installment payments of principal plus all accrued and unpaid interest due on the Tens Note on the date of each such payment. Interest on the Tens Note is calculated at the Prime Rate.

     In January 1997, the Company also purchased substantially all of the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc., a privately-owned Pennsylvania corporation, for an estimated purchase price of approximately $350,000 including related acquisition costs of approximately $50,000 and up to an additional $300,000 subject to the achievement of specific terms and conditions. Under the terms of the purchase agreement, the Company issued to the sellers a total of 51,117 shares of common stock and will issue up to an aggregate 50,117 additional shares of common stock subject to the achievement of specific terms and conditions in the agreement.

     In March 1997, the Company entered into new agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the Microlight 830T since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS of $175,000 by June 15, 1998.

                     LASERMEDICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

3.   NET INCOME (LOSS) PER SHARE:

     The Company plans to adopt Financial Accounting Standards No. 128, "Earnings per Share" on December 15, 1997. Management believes this will not have a material effect on the consolidated financial statements for the three months ended March 31, 1997 and 1996.

4.   SUBSEQUENT EVENTS:

     On May 2, 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding common stock of Med-Quip, Inc. ("Medquip"), a privately-owned Georgia corporation, for an estimated purchase price of approximately $1,450,000 including related acquisition costs of approximately $50,000. The purchase price was paid by the issuance of an aggregate of 300,000 shares of the Company's common stock and the payment of approximately $40,000 in cash to extinguish a line of credit to Medquip which was personally guaranteed by one of the sellers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1996 filed with the SEC on Form 10-KSB/A.

RESULTS OF OPERATIONS

     The Company reported consolidated net income of approximately $153,000 for the quarter ended March 31, 1997 compared to a net loss of approximately $444,000 reported for the same period in 1996. The Company's profitability has resulted primarily from the operations of the acquired entities. During the quarter ended March 31, 1996, the Company was still in the development stage and had limited operating revenues.

     Sales revenue was approximately $4,867,000 for the quarter ended March 31, 1997, representing an increase of approximately $4.7 million over the amount reported for the same period in 1996 This increase results primarily from increased sales attributable to the newly-acquired businesses.

     Gross margin as a percentage of sales for the quarter ended March 31, 1997 increased to approximately 60% from approximately 34% reported for the same period in 1996. This increase resulted primarily from sales of many high-margin products sold by the recently-acquired businesses.

     Operating expenses for the quarter ended March 31, 1997 increased approximately $2 million over the amount of approximately $464,000 reported for the same period in 1996. However, as a percent of sales, operating expenses for the quarter ended March 31, 1997 decreased to approximately 51% compared to approximately 314% for the same period in 1996. The increase in operating expenses is due to the increased relative costs of operating the newly-acquired businesses. However. the decreased operating expenses as a percentage of sales reflects the effects of larger overall sales from the acquired operations and the effects of reduced operating expenses.

     Interest expense for quarter ended March 31, 1997 was $242,768 compared to $30,875 for the same period in 1996. The increase in interest expense was primarily due to the interest-bearing notes issued to finance some of the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents in the amount of $433,598 compared with cash and cash equivalents of $507,892 at December 31, 1996. The decrease in cash and cash equivalents resulted primarily from expenses incurred in pursuing the Company's overall growth strategy.

     The Company's current sources of liquidity consist primarily of (i) funds held at the end of fiscal year 1996 and (ii) the amounts, if any, available under its financing arrangements with Comerica Bank-Texas ("Comerica"). The financing arrangements with Comerica (the "Financing") provides for (i) a two-year revolving loan ("Line of Credit"), which permits borrowings up to $4,000,000 through April 1998 and (ii) two term loans in the amount of $893,000 ("Term Note A") and $1,616,000 ("Term Note B"), respectively. Term Note A and Term Note B are payable in monthly installments of $14,883 and $8,978, respectively, plus interest through May 2001 and 2011, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the two term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Financing. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of March 31, 1997, the Company had approximately $500,000 available for borrowing under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $4,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. At March 31, 1997, the Company had working capital of approximately $5,795,000 and its current ratio was 2.03 to 1 as compared to ($591,000) and 0.44 to 1 at March 31, 1996.

      In connection with an agreement entered into in April 1996, with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). The Note is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. The Company is also required to redeem 40% of the Note upon the completion of a public offering. The Note is convertible into common stock at an initial conversion price of $3 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection.

      In connection with the acquisition of Texas T.E.N.S., Inc. in January 1997, the Company issued a note payable to the seller in the amount of approximately $400,000. The note is payable in monthly principal installments of $16,667 plus interest at the Prime Rate per annum through January 1999.

     Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the existing operations for the foreseeable future. If the Company's operating cash flows is not adequate, the Company may require new sources of liquidity to (i) make the required payments under its promissory notes and other financial commitments,
(ii) pursue additional acquisitions, (iii) expand the operations of the acquired entities, (iv) fund future activities that may be required to obtain Food and Drug Administration ("FDA") marketing clearance for the Microlight 830, (v) make the payments required to obtain the exclusive manufacturing rights to the Microlight 830 and (vi) begin full-scale manufacturing of the Microlight 830. The Company believes that its success in obtaining the necessary financing will depend on, among other factors, successfully operating the recently-acquired businesses and successfully marketing the Microlight 830 if it is cleared for commercial distribution by the FDA. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

                         PART II.  OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

      The following sale of unregistered securities occurred during the quarter ended March 31, 1997, in a private transaction in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended:

      In connection with the purchase of substantially all of the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc., the Company issued to the sellers 51,117 shares of its common stock. (See Footnotes to Consolidated Financial Statements).

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See "Index of Exhibits" below which lists the documents required to be filed as exhibits by Item 601 of Regulation S-B.

     (b)  REPORTS ON FORM 8-K

          None.

                                 SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO

DULY AUTHORIZED.

                                                 LASERMEDICS, INC.

                                                   (Registrant)

                                         By: /s/ MICHAEL M. BARBOUR
Date: May 12, 1997                               Michael M. Barbour
                                           (President and Chief Executive
                                                       Officer)

                                         By: /s/ DAN D. SUDDUTH
Date: May 12, 1997                               Dan D. Sudduth
                                          (Executive Vice President and
                                              Chief Financial Officer)

                                         By: /s/ CHIKE J. OGBOENYIYA
Date: May 12, 1997                               Chike J. Ogboenyiya
                                        (Vice President and Chief Accounting
                                                      Officer)

                              LASERMEDICS, INC.
                           EXHIBITS TO FORM 10-QSB
                    for the quarter ended March 31, 1997

                              INDEX OF EXHIBITS

      Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this report.

EXHIBIT

   NO.                       DESCRIPTION

27.1  Financial Data Schedule for the quarter ended March 31, 1997.