Form 10QSB
period 1997-06-30
HENLEY HEALTHCARE INC
filed 1997-08-14
CIK 890284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                      to

                         Commission File Number 0-28566

                             HENLEY HEALTHCARE, INC.
        (Exact name of small business issuer as specified in its charter)

               TEXAS                                    76-0335587
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                120 Industrial Boulevard, Sugar Land, Texas 77478
                    (Address of principal executive offices)

                                  281-276-7000
                           (Issuer's telephone number)

                                LASERMEDICS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (i) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                              Yes [X]    No [ ]

As of August 12, 1997, Henley Healthcare, Inc. had 3,093,556 shares of common stock outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

        INCLUDED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER PART 1
ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                          INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Consolidated Balance Sheet                                        3

Consolidated Statement of Operations                            4-5

Consolidated Statement of Cash Flows                              6

Notes to Consolidated Financial Statements                      7-8

                                        HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                   (Unaudited)
                                                                      June 30,
                                                                       1997
                                                                   ------------
ASSETS

Current Assets:
  Cash and cash equivalents ....................................   $    470,127
  Accounts receivable, net of allowance for doubtful accounts ..      6,400,828
  Inventory ....................................................      5,281,320
  Prepaid expenses .............................................        246,704
  Other current assets .........................................         91,456
                                                                   ------------
         Total current assets ..................................     12,490,435

Property, plant and equipment, net of
  accumulated depreciation of $396,719 .........................      3,406,566
Goodwill and other intangibles, net of accumulated
  amortization of $176,702 .....................................      3,927,656
Other assets ...................................................        216,411
                                                                   ------------
         Total Assets ..........................................   $ 20,041,068
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit - bank ........................................   $  3,706,533
  Accounts payable .............................................      1,639,210
  Accrued expenses and other current liabilities ...............        581,640
  Current maturities of long-term debt .........................        526,367
                                                                   ------------
         Total current liabilities .............................      6,453,750

Interest payable ...............................................        417,667
Long-term debt, net of current maturities ......................      9,064,641
                                                                   ------------
         Total  liabilities ....................................     15,936,058

Stockholders' Equity:
  Preferred stock - $.10 par value; authorized
    2,500,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 3,372,556
     shares at June 30, 1997 ...................................         33,725
  Additional paid-in-capital ...................................     12,308,394
  Accumulated deficit ..........................................     (8,010,930)
                                                                   ------------
                                                                      4,331,189
  Treasury stock, at cost, 279,000 common shares ...............       (226,179)
                                                                   ------------
        Stockholders' equity ...................................      4,105,010

         Total Liabilities and Stockholders' Equity ............   $ 20,041,068
                                                                   ============

                                 See notes to consolidated financial statements.

                                        HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                    (Unaudited)
Three months ended June 30,                            1997            1996
                                                    -----------     -----------
Net sales ......................................    $ 5,545,031     $ 2,717,546
Cost of sales ..................................      2,602,276       1,315,953
                                                    -----------     -----------
Gross profit ...................................      2,942,755       1,401,593

Operating expenses .............................      2,541,636       1,615,819
                                                    -----------     -----------
Income (loss) from operations ..................        401,119        (214,226)

Interest expense ...............................       (264,244)       (293,838)
Other income (expense), net ....................        (43,177)        (10,892)
                                                    -----------     -----------
Net income (loss) ..............................    $    93,698     $  (518,956)
                                                    ===========     ===========
Net income (loss) per common share .............    $      0.03     $     (0.33)
                                                    ===========     ===========
Weighted average common shares outstanding .....      2,988,061       1,569,236
                                                    ===========     ===========

                                 See notes to consolidated financial statements.

                                        HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (Unaudited)
Six months ended June 30,                              1997             1996
                                                   ------------     -----------
Net sales .....................................    $ 10,411,657     $ 2,865,293
Cost of sales .................................       4,569,813       1,413,748
                                                   ------------     -----------
Gross profit ..................................       5,841,844       1,451,545

Operating expenses ............................       5,010,877       2,079,706
                                                   ------------     -----------
Income (loss) from operations .................         830,967        (628,161)

Interest expense ..............................        (507,012)       (324,713)
Other income (expense), net ...................         (77,078)         (9,991)
                                                   ------------     -----------
Net income (loss) .............................    $    246,877     $  (962,865)
                                                   ============     ===========
Net income (loss) per common share ............    $       0.09     $     (0.63)
                                                   ============     ===========
Weighted average common shares outstanding ....       2,884,851       1,525,280
                                                   ============     ===========

                                 See notes to consolidated financial statements.

                                        HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (Unaudited)

Six months ended June 30,                                  1997           1996
                                                        -----------    -----------
Cash flows from operating activities:
  Net income (loss) .................................   $   246,877    $  (962,865)
                                                        -----------    -----------
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization expense ..........       273,119         70,595
     Amortization of discount on notes payable ......          --          151,667
     Interest expense ...............................       165,667           --
     Bad debt expense ...............................       690,441        405,080
     Shares issued for public relations agreement ...          --            8,000
     Changes in operating assets and liabilities:
       Increase in accounts receivable ..............    (1,270,555)      (618,995)
       (Increase) decrease in inventory .............      (360,923)       320,943
       (Increase) decrease in prepaid expenses
         and other current ..........................            80       (116,695)
       Increase in other assets .....................       (97,084)          --
       (Increase) decrease in accounts payable
         and accrued liabities ......................      (107,449)       612,572
                                                        -----------    -----------
              Total adjustments .....................      (706,704)       833,167
                                                        -----------    -----------
              Net cash used in operating
                activities ..........................      (459,827)      (129,698)
                                                        -----------    -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired of $68,600 and
    $1,909, resp ....................................      (439,641)    (6,496,613)
  Intangible assets expenditures ....................        (2,001)          --
  Capital expenditures ..............................       (59,366)       (18,583)
                                                        -----------    -----------
             Net cash used in investing activities ..      (501,008)    (6,515,196)
                                                        -----------    -----------
Cash flows from financing activities:
  Net proceeds from line of credit ..................     1,519,462      2,533,455
  Net proceeds from issuance of common stock ........          --        1,907,025
  Proceeds from long-term debt ......................          --        2,508,998
  Principal payments of long-term debt ..............      (596,392)       (23,861)
            Net cash provided by financing activities       923,070      6,925,617
Net increase (decrease) in cash and cash equivalents        (37,765)       280,723

Cash and cash equivalents at beginning of period ....       507,892        203,364
                                                        -----------    -----------
Cash and cash equivalents at end of period ..........   $   470,127    $   484,087
                                                        ===========    ===========
Supplemental disclosure of cash flow information:
Cash paid year-to-date for:

  Interest ..........................................   $   325,335           --
                                                        -----------    -----------

                                 See notes to consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION:

        The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. (formerly Lasermedics, Inc.) and Subsidiaries (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 1996, as reported in the Form 10-KSB/A, have been omitted.

2.      NAME CHANGE:

        Effective June 1997 the Company's shareholders approved an amendment to the Company's Articles of Incorporation that changed the name of the Company to Henley Healthcare, Inc.

3.      NET INCOME (LOSS) PER SHARE:

        Net income (loss) per common share is calculated on the basis of the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is not material.

        The Company plans to adopt Financial Accounting Standards No. 128, "Earnings per Share" on December 15, 1997. Management believes this will not have a material effect on the consolidated financial statements for the six months ended June 30, 1997 and 1996.

4.      ACQUISITIONS:

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

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

        In March 1997, the Company entered into new agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the Microlight 830(TM) since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS by June 15, 1998, of $175,000.

        On May 2, 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of Med-Quip, Inc. ("Medquip"), a privately-owned Georgia corporation, for an estimated purchase price of approximately $1,450,000 including related acquisition costs of approximately $50,000. The purchase price was paid by the issuance of an aggregate of 300,000 shares of the Company's common stock and the payment of approximately $40,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1996 filed with the SEC on Form 10-KSB/A.

RESULTS OF OPERATIONS

        The Company reported consolidated net income of approximately $247,000 for the six months ended June 30, 1997 compared to a net loss of approximately $963,000 reported for the same period in 1996. The Company's profitability has resulted primarily from the operations of the acquired entities including the achievement of comparatively larger sales. During the quarter ended March 31, 1996, the Company was still in the development stage and had limited operating revenues.

        Sales revenue was approximately $5,545,000 for the quarter ended June 30, 1997, representing an increase of approximately $2.8 million over the amount reported for the same period in 1996. For the six months ended June 30, 1997 sales revenue was approximately $10,412,000, representing an increase of approximately $7.5 million over the amount reported for the same period in 1996. The increases are attributable primarily to additional sales generated by the businesses that have been acquired since the end of April 1996. Also contributing to the increases are the effects of expanded distribution outlets during this period.

        Gross margin as a percentage of sales for the quarter ended June 30, 1997 increased to approximately 53% from approximately 52% reported for the same period in 1996. For the six months ended June 30, 1997 gross margin as a percentage of sales increased to approximately 56% compared to approximately 51% reported for the same period in 1996. The increases resulted primarily from sales of many higher-margin products sold by the recently acquired businesses.

        Operating expenses for the quarter ended June 30, 1997 increased approximately $926,000 over the approximately $1.6 million reported for the same period in 1996. For the six months ended June 30, 1997 operating expenses increased approximately $3 million over the approximately $2 million reported for the same period in 1996. The increases in operating expenses are due to the increased relative costs of operating the newly acquired businesses. However, as a percent of sales, operating expenses for the quarter and six months ended June 30, 1997 decreased to approximately 46% and 48%, respectively, compared to approximately 59% and 73% reported for the same periods in 1996. The decreased operating expenses as a percentage of sales reflect the effects of larger overall sales volume from the acquired operations.

        Interest charges for the quarter and six months ended June 30, 1997 were $264,244 and $507,012, respectively, compared to $293,838 and $324,713 reported for the same periods in 1996. The overall increase in interest expense was primarily due to the interest-bearing notes issued to finance certain of the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, the Company had cash and cash equivalents in the amount of $470,127 compared with cash and cash equivalents of $507,892 at December 31, 1996. The decrease in cash and cash equivalents resulted primarily from expenses incurred in pursuing the Company's overall growth strategy.

        The Company's current sources of liquidity consist primarily of (i) funds held at the end of fiscal year 1996 and (ii) the amounts, if any, available under its financing arrangements with Comerica Bank-Texas ("Comerica"). The financing arrangements with Comerica (the "Financing") provides for (i) a two-year revolving loan ("Line of Credit"), which permits borrowings up to $4,000,000 through April 1998 and (ii) two term loans in the amounts of $893,000 ("Term Note A") and $1,616,000 ("Term Note B"). Term Note A and Term Note B are payable in monthly installments of $14,883 and $8,978, respectively, plus interest through May 2001 and 2011, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the two term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Financing. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of June 30, 1997, the Company had approximately $293,000 available for borrowing under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $4,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. At June 30, 1997, the Company had working capital of approximately $6,037,000 and its current ratio was 1.94 to 1 as compared to $5,563,000 and 2.2 to 1 at June 30, 1996.

        In connection with an agreement entered into in April 1996, with Maxxim Medical, Inc., ("Maxxim") the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). The Note is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. The Company is also required to redeem 40% of the Note upon the completion of a public offering. The Note is convertible into common stock at an initial conversion price of $3 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection.

        In connection with the acquisition of Texas T.E.N.S., Inc. in January 1997, the Company issued a note payable to the seller in the amount of approximately $400,000. The note is payable in monthly principal installments of $16,667 plus interest at the Prime Rate per annum through January 1999. Pursuant to an agreement entered in July 1997 with the note-holder, the Company will pay the entire principal balance plus accrued interest in August 1997.

        Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the existing operations for the foreseeable future. If the Company's operating cash flows are inadequate, the Company may require new sources of liquidity to (i) make the required payments under its promissory notes and other financial commitments,
(ii) pursue additional acquisitions, (iii) expand the operations of the acquired entities, (iv) fund future activities that may be required to obtain Food and Drug Administration ("FDA") marketing clearance for the Microlight 830(TM), (v) make the payments required to obtain the exclusive manufacturing rights to the Microlight 830(TM) and (vi) begin full-scale manufacturing of the Microlight 830(TM). The Company believes that its success in obtaining the necessary financing will depend on, among other factors, successfully operating the recently acquired businesses and successfully marketing the Microlight 830(TM) if it is cleared for commercial distribution by the FDA. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

        In connection with the acquisition of Medquip as described in Footnote 4 to the Financial Statements, the Company issued to Medquip's former shareholders an aggregate of 300,000 shares of the Company's common stock in a private transaction in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of shareholders was held on June 6, 1997. The holders of 2,390,308 shares of the Company's common stock were present at the meeting in person or by proxy and took the following actions:

(A)     Election of Directors

        The shareholders voted as follows and elected the following persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified:

                                 NUMBER OF       NUMBER OF           NUMBER OF
                                 VOTES FOR     VOTES WITHHELD     VOTES NOT CAST
                                 ---------     --------------     --------------
Michael M. Barbour               2,383,253            600            409,703
Chadwick F. Smith, M             2,363,153         20,700            409,703
Dan D. Sudduth                   2,383,353            600            409,603
Pedro A. Rubio, MD, Ph.D         2,383,153            300            410,103
Kenneth W. Davidson              2,363,253         20,200            410,103
Ernest J. Henley, Ph.D           2,363,053         20,800            409,703

(B)     Approval of Amendment to the Company's Articles of Incorporation

        The shareholders voted as follows and approved an amendment to the Company's Articles of Incorporation that changed the name of the Company to Henley Healthcare, Inc.:

        NUMBER OF       NUMBER OF              NUMBER OF        NUMBER OF
        VOTES FOR     VOTES AGAINST         VOTES ABSTAINED   VOTES NOT CAST
        ---------     -------------         ---------------   --------------
        2,346,893        41,410                 2,005            403,248

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

                                                 HENLEY HEALTHCARE, INC.
                                                      (Registrant)


                                          By:  /s/ MICHAEL M. BARBOUR
Date: August 12, 1997                              Michael M. Barbour
                                                   (President and Chief
                                                    Executive Officer)

                                          By:  /s/ DAN D. SUDDUTH
Date: August 12, 1997                              Dan D. Sudduth
                                                   (Executive Vice President
                                                    and Chief Financial Officer)

                                          By:  /s/ CHIKE J. OGBOENYIYA
Date: August 12, 1997                              Chike J. Ogboenyiya
                                                   (Vice President and Chief
                                                    Accounting Officer)

                             HENLEY HEALTHCARE, INC.
                             EXHIBITS TO FORM 10-QSB
                       For the quarter ended June 30, 1997

                                INDEX OF EXHIBITS

         Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this report.

EXHIBIT
   NO.             DESCRIPTION
-------            ----------
 3.1    Amended and Restated Articles of Incorporation

10.1    Stock Purchase Agreement with Vicki C. Belcher, James V. Warren and
        J. L. (Skip) Moore dated May 2, 1997

10.2    Registration Rights Agreement with Vicki C. Belcher, James V. Warren and
        J. L. (Skip) Moore dated May 2, 1997

27.1    Financial Data Schedule for the quarter ended June 30, 1997.