Form 10QSB
period 1997-09-30
HENLEY HEALTHCARE INC
filed 1997-11-14
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

        As of November 12, 1997, Henley Healthcare, Inc. had 3,133,556 shares of common stock outstanding.

 Transitional Small Business Disclosure Format:    Yes [  ] No [X]

        INCLUDED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER PART 1
ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

 INDEX TO FINANCIAL STATEMENTS
                                                 PAGE

Consolidated Balance Sheet                        3
Consolidated Statements of Operations            4-5
Consolidated Statements of Cash Flows             6
Notes to Consolidated Financial Statements       7-9

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                                   (Unaudited)
                                                                   September 30,
                                                                      1997
                                                                 ------------
ASSETS
Current Assets:
  Cash and cash equivalents ..................................   $    298,788
  Accounts receivable, net of allowance for doubtful
    accounts of $201,498 .....................................      6,359,840
  Inventory ..................................................      8,153,995
  Prepaid expenses ...........................................        637,057
  Other current assets .......................................        126,923
                                                                 ------------
         Total current assets ................................     15,576,603

Property, plant and equipment, net of
  accumulated depreciation of $487,821 .......................      3,885,688
Goodwill and other intangibles, net of accumulated
  amortization of $248,153 ...................................      4,134,945
Other assets .................................................        216,411
                                                                 ------------
         TOTAL ASSETS ........................................   $ 23,813,647
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit - bank ......................................   $  6,027,641
  Accounts payable ...........................................      2,192,143
  Accrued expenses and other current liabilities .............        994,982
  Current maturities of long-term debt .......................        326,367
                                                                 ------------
         Total current liabilities ...........................      9,541,133

Interest payable .............................................        477,167
Long-term debt, net of current maturities ....................      9,658,182
                                                                 ------------
         Total  liabilities ..................................     19,676,482

Stockholders' Equity:
  Preferred stock - $.10 par value; authorized
    2,500,000 shares; none issued and outstanding
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 3,372,556
     shares at September 30, 1997 ............................         33,725
  Additional paid-in-capital .................................     12,308,393
  Accumulated deficit ........................................     (7,978,774)
                                                                 ------------
                                                                    4,363,344
  Treasury stock, at cost, 279,000 common shares .............       (226,179)
                                                                 ------------
        Stockholders' equity .................................      4,137,165

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 23,813,647
                                                                 ============
See notes to consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Three months ended September 30,                   1997              1996
                                                -----------     -----------
Net sales ....................................  $ 5,443,304     $ 5,228,426
Cost of sales ................................    2,616,294       2,341,731
                                                -----------     -----------
Gross profit .................................    2,827,010       2,886,695

Operating expenses ...........................    2,474,087       2,334,088
                                                -----------     -----------
Income from operations .......................      352,923         552,607

Interest expense .............................     (267,292)       (234,899)
Other income (expense), net ..................      (53,475)        (16,624)
                                                -----------     -----------

Net income ...................................  $    32,156     $   301,084
                                                ===========     ===========
Net income per common share ..................  $      0.01     $      0.12
                                                ===========     ===========
Weighted average common shares outstanding ...    3,093,556       2,412,827
                                                ===========     ===========
See notes to consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
Nine months ended September 30,                         1997            1996
                                                   ------------     -----------
Net sales .....................................    $ 15,854,961     $ 8,093,719
Cost of sales .................................       7,186,107       3,755,479
                                                   ------------     -----------
Gross profit ..................................       8,668,854       4,338,240

Operating expenses ............................       7,484,964       4,413,794
                                                   ------------     -----------
Income (loss) from operations .................       1,183,890         (75,554)

Interest expense ..............................        (774,304)       (559,612)
Other income (expense), net ...................        (130,553)        (26,615)
                                                   ------------     -----------
Net income (loss) .............................    $    279,033     $  (661,781)
                                                   ============     ===========
Net income (loss) per common share ............    $       0.09     $     (0.36)
                                                   ============     ===========
Weighted average common shares outstanding ....       2,955,184       1,823,288
                                                   ============     ===========
See notes to consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Nine months ended September 30,                                                                         1997                1996
                                                                                                    -----------         -----------
Cash flows from operating activities:
  Net income (loss) ........................................................................        $   279,033         $  (661,781)
                                                                                                    -----------         -----------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization expense .................................................            435,789             169,675
     Amortization of discount on notes payable .............................................               --               151,667
     Interest expense ......................................................................            225,167                --
     Bad debt expense ......................................................................          1,041,628             916,054
     Shares issued for public relations agreement ..........................................               --                 8,000
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable ...................................................         (1,580,757)         (2,268,589)
       (Increase) decrease in inventory ....................................................           (433,598)          1,302,013
       (Increase) in prepaid expenses and other current assets .............................           (375,740)           (180,769)
       (Increase) in other assets ..........................................................           (157,084)               --
       Decrease in accounts payable and accrued liabilities ................................            558,826             411,555
                                                                                                    -----------         -----------
              Total adjustments ............................................................           (285,769)            509,606
                                                                                                    -----------         -----------
              Net cash used in operating activities ........................................             (6,736)           (152,175)
                                                                                                    -----------         -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired of $68,600 and $1,909, respectively ...................         (3,689,641)         (6,496,613)
  Intangible asset expenditures ............................................................             (2,001)               --
  Capital expenditures .....................................................................           (148,446)            (92,725)
                                                                                                    -----------         -----------
             Net cash used in investing activities .........................................         (3,840,088)         (6,589,338)
                                                                                                    -----------         -----------
Cash flows from financing activities:
  Net proceeds from line of credit .........................................................          3,840,570           2,796,493
  Net proceeds from issuance of common stock ...............................................               --             1,926,525
  Proceeds from long-term debt .............................................................          1,430,000           2,508,998
  Principal payments of long-term debt .....................................................         (1,632,850)            (95,446)
                                                                                                    -----------         -----------
            Net cash provided by financing activities ......................................          3,637,720           7,136,570
                                                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents .......................................           (209,104)            395,057

Cash and cash equivalents at beginning of period ...........................................            507,892             203,364
                                                                                                    -----------         -----------
Cash and cash equivalents at end of period .................................................        $   298,788         $   598,421
                                                                                                    ===========         ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:

  Interest .................................................................................        $   719,543                --
                                                                                                    -----------         -----------

See notes to consolidated financial statements

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

        The Company plans to adopt Financial Accounting Standards No. 128, "Earnings per Share" on December 15, 1997. Management believes this will not have a material effect on the consolidated financial statements for the nine months ended September 30, 1997 and 1996.

4.      ACQUISITIONS:

        In January 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding common stock of Texas T.E.N.S., Inc., a privately-owned Texas corporation, for an estimated purchase price of approximately $850,000 including related acquisition costs of approximately $50,000. The purchase price was paid by the Company's issuance of a subordinated promissory note in the principal amount of $400,000 (the "Tens Note") with the balance of the purchase price being paid in cash. The principal balance of the Tens Note was due and payable monthly beginning on February 1, 1997, and ending on January 1, 1999, in equal installments of principal plus all accrued and unpaid interest due on the Tens Note on the date of each such payment. Interest on the Tens Note was calculated at the Prime Rate. On August 29, 1997, the principal balance on the Tens Note plus all accrued and unpaid interest due on the Note through that date was paid off.

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

        On September 30, 1997, the Company entered into an agreement with Cybex International, Inc., a New York corporation ("Cybex"), whereby it purchased certain assets of (and assumed certain liabilities associated with) the isokinetic rehabilitation product line (the "Product Line") of Cybex for an estimated purchase price of approximately $3.2 million. The assets acquired consist of tangible personal property including machinery, equipment, furniture and fixtures; general intangibles; contracts; intellectual property; business licenses; inventory; and prepaid expenses.

        The purchase price was paid in cash which the Company obtained pursuant to an amendment to its Amended and Restated Loan Agreement (the "Amended Loan Agreement") entered into with Comerica Bank - Texas, a Texas banking corporation ("Comerica"). The Amended Loan Agreement with Comerica provides for a revolving loan which permits borrowings up to $8,000,000 pursuant to a borrowing base calculation derived from the Company's accounts receivable and inventory. In connection with the Amended Loan Agreement, the Company paid off its Term Note A with Comerica in the amount of $893,000 and issued a substitute Term Note A in the amount of $1,430,000. The revolving loan's maturity date is February 1, 1999, while the maturity date of the $1,430,000 Term Note A is September 30, 2002. All of the borrowings from Comerica are secured by substantially all of the assets of the Company including the assets acquired from Cybex. The Amended Loan Agreement also contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        In connection with the Amended Loan Agreement with Comerica relating to the acquisition of the Product Line from Cybex, the Company entered into an amendment to the Subordination Agreement (the "Subordination Amendment") by and among Maxxim Medical, Inc. ("Maxxim"), Comerica and the Company. Pursuant to the Subordination Amendment, the maximum amount of the Company's debt with Comerica that can be issued senior to Maxxim's Convertible Subordinated Promissory Note from the Company (the "Maxxim Note") was increased from $10,000,000 to $12,000,000. In exchange for Maxxim's execution of the Subordination Amendment, the Company entered into a note modification agreement with Maxxim in which the Conversion Price (as defined in the Maxxim Note) was reduced from $3.00 to $2.00. The modification of the Maxxim Note increases the number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), beneficially owned by Maxxim from 2,333,333 (approximately 43%) to 3,500,000 (approximately 53%). The Maxxim Note is convertible into Common Stock at any time at Maxxim's option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1996 filed with the SEC on Form 10-KSB/A.

RESULTS OF OPERATIONS

        The Company reported consolidated net income of approximately $279,000 for the nine months ended September 30, 1997 compared to a net loss of approximately $662,000 reported for the same period in 1996. The Company's profitability has resulted primarily from the operations of the acquired entities including the achievement of comparatively larger sales. During the quarter ended March 31, 1996, the Company was still in the development stage and had limited operating revenues.

        Sales revenue was approximately $5,443,000 for the quarter ended September 30, 1997, representing an increase of approximately $215,000 over the amount reported for the same period in 1996. For the nine months ended September 30, 1997 sales revenue was approximately $15,855,000, representing an increase of approximately $7.7 million over the amount reported for the same period in 1996. The increases are attributable primarily to additional sales generated by the businesses that have been acquired since the end of April 1996. Also contributing to the increases are the effects of expanded distribution outlets during this period.

        Gross margin as a percentage of sales for the quarter ended September 30, 1997 decreased to approximately 52% from approximately 55% reported for the same period in 1996, as a result of the one-time sale of a block of higher margin products during the quarter ended September 30, 1996. For the nine months ended September 30, 1997 gross margin as a percentage of sales increased to approximately 55% compared to approximately 54% reported for the same period in 1996. The increase resulted primarily from overall sales of many higher-margin products during the 1997 period by the recently acquired businesses.

        Operating expenses for the quarter ended September 30, 1997 increased approximately $140,000 over the approximately $2.4 million reported for the same period in 1996. For the nine months ended September 30, 1997 operating expenses increased approximately $3.0 million over the approximately $4.4 million reported for the same period in 1996. The increases in operating expenses are due to the increased relative costs of operating the newly acquired businesses. However, as a percent of sales, operating expenses for the three months ended September 30, 1997 showed no significant change when compared to the same period in 1996. Operating expenses, as a percent of sales, for the nine months ended September 30, 1997 decreased to approximately 47% compared to approximately 55% reported for the same period in 1996. The decreased operating expenses as a percentage of sales reflect the effects of larger overall sales volume from the acquired operations.

        Interest charges for the quarter and nine months ended September 30, 1997 were approximately $267,000 and $774,000, respectively, compared to approximately $235,000 and $560,000 reported for the same periods in 1996. The overall increase in interest expense was primarily due to the interest-bearing notes issued to finance certain of the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company had cash and cash equivalents in the amount of $298,788 compared with cash and cash equivalents of $507,892 at December 31, 1996. The decrease in cash and cash equivalents resulted primarily from expenses incurred in pursuing the Company's overall growth strategy.

        The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) funds held at the end of fiscal year 1996 and (iii) the amounts, if any, available under the Amended Loan Agreement with Comerica. The Amended Loan Agreement with Comerica provides for (i) a one-year revolving loan ("Line of Credit"), which permits borrowings up to $8,000,000 through January 1999 and (ii) two term loans in the amounts of $1,430,000 ("Term Note A") and $1,616,000 ("Term Note B"). Term Note A and Term Note B are payable in monthly installments of $23,833 and $8,978, respectively, plus interest through September 2002 and May 2011, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the two term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of September 30, 1997, the Company had approximately $1,972,000 available for borrowing under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $8,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. At September 30, 1997, the Company had working capital of approximately $6,035,000 and its current ratio was 1.6 to 1 as compared to $5,931,000 and 2.3 to 1 at September 30, 1996. This decrease in the current ratio is primarily due to the increase in the amount of outstanding line of credit, consistent with the Company's growth strategy. At September 30, 1997, the Company had no material capital expenditure commitment.

        In connection with an agreement entered into in April 1996 with Maxxim, the Company issued the Maxxim Note in the principal amount of $7 million. The Maxxim Note is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Maxxim Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Maxxim Note. In addition, the Maxxim Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. The Company is also required to redeem 40% of the Maxxim Note upon the completion of a public offering. The Maxxim Note is convertible into common stock at an initial conversion price of $2 per share, provided that upon the occurrence of any default under the Maxxim Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection.

        Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the existing operations for the foreseeable future. If the Company's operating cash flows are inadequate, the Company may require new sources of liquidity to (i) make the required payments under its promissory notes and other financial commitments including the Amended Loan Agreement and the Maxxim Note, (ii) pursue additional acquisitions, (iii) expand the operations of the acquired entities, (iv) fund future activities that may be required to obtain Food and Drug Administration ("FDA")
marketing clearance for the Microlight 830(TM), (v) make the payments required to obtain the exclusive manufacturing rights to the Microlight 830(TM) and (vi) begin full-scale manufacturing of the Microlight 830(TM). The Company believes that its success in obtaining the necessary financing will depend on, among other factors, successfully operating the recently acquired businesses and successfully marketing the Microlight 830(TM) if it is cleared for commercial distribution by the FDA. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing on terms commercially acceptable to the Company.

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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               See "Index of Exhibits" below which lists the documents required to be filed as exhibits by Regulation S-B.

        (b)    REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

        IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               HENLEY HEALTHCARE, INC.
                                    (Registrant)


                         By:   /S/  MICHAEL M. BARBOUR
Date: November 13, 1997             Michael M. Barbour
                                    (President and Chief Executive Officer)


                          By: /S/  DAN D. SUDDUTH
Date: November 13, 1997            Dan D. Sudduth
                                   (Executive Vice President and
                                   Chief Financial Officer)

                          By: /S/  CHIKE J. OGBOENYIYA
Date: November 13, 1997            Chike J. Ogboenyiya
                                   (Vice President and Chief Accounting Officer)

                             HENLEY HEALTHCARE, INC.
                             EXHIBITS TO FORM 10-QSB
                    For the quarter ended September 30, 1997


                                INDEX OF EXHIBITS

         Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents required to be filed as exhibits to this report.

EXHIBIT
   NO.   DESCRIPTION

27.1     Financial Data Schedule for the quarter ended September 30, 1997.