Form 10KSB40
period 1997-12-31
HENLEY HEALTHCARE INC
filed 1998-03-31
CIK 890284

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year ended  December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28566

                             HENLEY HEALTHCARE, INC.
                 (Name of small business issuer in its charter)

      TEXAS                                            76-0335587
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                Identification No.)

      120 Industrial Boulevard, Sugar Land, Texas       77478-3128
      (Address of principal executive offices)          (Zip code)

      Issuer's telephone number:   281-276-7000

      Securities registered under Section 12(g) of the Exchange Act:

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

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year are $24,257,014.

        The aggregate market value of voting stock held by non-affiliates of the registrant on March 25, 1998, based upon the average bid and ask price as reported on the Nasdaq SmallCap Market, was $23,259,534. The number of shares of the issuer's common stock, $.01 par value, outstanding as of March 25, 1998 was 5,383,205.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

      THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ARE FORWARD LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS UNDER (a) "BUSINESS" REGARDING THE COMPANY'S EXPECTATIONS FOR FUTURE PRODUCT DEVELOPMENT AND RELATED EXPENDITURES, AND (b) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE COMPANY'S ESTIMATE OF SUFFICIENCY OF EXISTING CAPITAL RESOURCES AND ITS ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND CASH REQUIREMENTS FOR FUTURE OPERATIONS AND ACQUISITIONS. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. THE ABILITY TO ACHIEVE THE COMPANY'S EXPECTATIONS IS CONTINGENT UPON A NUMBER OF FACTORS WHICH INCLUDE (i) ONGOING COST OF RESEARCH AND DEVELOPMENT ACTIVITIES, (ii) TIMELY APPROVAL OF THE COMPANY'S PRODUCT CANDIDATES BY APPROPRIATE GOVERNMENTAL AND REGULATORY AGENCIES, (iii) EFFECT OF ANY CURRENT OR FUTURE COMPETITIVE PRODUCTS,
(iv) THE COMPANY'S ABILITY TO MANUFACTURE AND MARKET ITS PRODUCTS COMMERCIALLY,
(v) THE RETENTION OF KEY PERSONNEL AND (vi) CAPITAL MARKET CONDITIONS. THIS REPORT MAY CONTAIN TRADEMARKS AND SERVICE MARKS OF OTHER COMPANIES.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Henley Healthcare, Inc., formerly Lasermedics, Inc. (the "Company" or "Henley"), was incorporated in November 1990 as a Texas corporation, and is a manufacturer, provider and marketer of diversified products and services in the pain management industry. The Company provides high quality products and services to healthcare professionals and aims to become an industry leader by consolidating the otherwise largely-fragmented pain management industry. The Company has operating units which are categorized by the type of service provided and type of product manufactured or distributed. The pain management unit comprises the Clinical, Homecare and Microlight operations. The Clinical operations manufacture and market a diversified line of pain management products used in clinical settings for both physical therapy and rehabilitation as well as other applications. The Homecare operations manufacture and market products used for patient care in the home setting. The Microlight operations are involved in the development and application of portable, hand-held, battery-operated, low-energy laser devices used to treat soft tissue. The training unit, Health Career Learning Systems ("HCLS"), provides training, safety products and technical support necessary to meet federal Occupational Safety and Health Act ("OSHA") compliance standards and also coordinates the training of medical professionals in the use of various other products offered by the Company.

      The Company's long-term strategic objectives are to (i) expand distribution channels and explore new markets, (ii) consolidate the highly-fragmented physical therapy and rehabilitation industry by pursuing strategic acquisitions that complement existing product lines and increase market share, (iii) maximize the utilization of existing facilities for increased productivity, (iv) improve profitability, (v) reduce long-term indebtedness, and (vi) obtain market clearance from the United States Food and Drug Administration ("FDA") for the Microlight 830(TM).

ACQUISITIONS

      Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the Microlight830(TM). On April 30, 1996, the Company acquired substantially all of the assets of (and assumed certain liabilities associated with) the Henley Healthcare Division (the "Henley Division") of Maxxim Medical, Inc. ("Maxxim") a Delaware corporation, as more fully described in the Notes to the Financial Statements. This acquisition provided the Company with an expanded and stable base of products and customers as well as manufacturing and marketing infrastructure. Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of the acquisitions discussed below.

      On November 12, 1996, the Company acquired substantially all of the assets of MJH Medical Equipment, Inc., a privately-held medical supplies and equipment distributor, which added distribution channels to the Company's then existing marketing outlets. On November 27, 1996, the Company acquired all of the issued and outstanding common stock of Health Career Learning Systems, Inc., ("HCLSI"), which provides training, safety products and technical support necessary to meet OSHA compliance standards. The Company's HCLS training unit includes the operations of HCLSI, which continues to expand its products and service offerings to fully integrate all of the Company's training activities.

      During 1997, the Company continued to broaden and diversify its products offering through acquisitions. In January 1997, the Company completed the acquisitions of (i) all of the issued and outstanding common stock of Texas T.E.N.S., Inc. ("Tens"), and (ii) the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc. ("Gatti"). Both Tens and Gatti are engaged in the marketing and distribution of medical supplies and devices.

      In May 1997, the Company acquired all of the issued and outstanding shares of common stock of Med-Quip, Inc. ("Medquip"), a privately-owned Georgia corporation, engaged in the marketing and distribution of physical therapy and rehabilitation products.

      In October 1997, the Company acquired all of the ownership interests in Summer Medical ("SM"), an unincorporated Florida sole proprietorship engaged in the marketing and distribution of pain management and rehabilitation products.

      In September 1997, the Company entered into an agreement with Cybex International, Inc., a New York corporation ("Cybex"), whereby it purchased certain assets of (and assumed certain liabilities associated with) the isokinetic rehabilitation product line of Cybex.

      In December 1997, the Company acquired all of the issued and outstanding common stock of NCI, Inc., a Michigan corporation engaged in the training of medical professionals.

      In January 1998, the Company acquired all of the outstanding shares of common stock of Garvey Company, a Minnesota corporation engaged in the marketing and distribution of pain management and rehabilitation products.

      In February 1998, the Company purchased substantially all of the assets and assumed certain liabilities associated with AMC Acquisition Corp., a Texas corporation engaged in the marketing and distribution of durable medical equipment and devices.

      On March 6, 1998, the Company entered into a definitive purchase agreement with Delft Instruments N.V., an international conglomerate with headquarters in The Netherlands and key operations in medical, defense, aerospace, industrial and scientific industries, to acquire its Enraf-Nonius, B.V. ("Enraf") wholly-owned subsidiary. Enraf specializes in the development, manufacture and sale of medical products, including ultra-sound and electrical stimulation, used in pain management, physical therapy and rehabilitation. The proposed acquisition is subject to various conditions including obtaining sufficient financing by the Company and approvals of the Boards of Directors of both companies. However, there can be no assurance that the Company will obtain the necessary financing for the acquisition or that the acquisition will be completed under its current terms, if at all.

OPERATIONS

      CLINICAL. The Company's Clinical operations market a line of physical therapy and rehabilitation products, and develop, manufacture, distribute and market various products and related accessories used for control of acute or chronic pain delivered by non-invasive methods to facilitate the healing of wounds. Physical therapy involves the treatment of disabilities or injuries with therapeutic exercise and the application of various heat, hydrotherapy, traction, ultrasound or other modalities. The Clinical products are marketed principally through national and international sales forces consisting of dedicated sales persons, dealers and sales representatives.

      HOMECARE. Henley's Homecare operations market and distribute a variety of pain management and wound care products that are designed for patient care at home. The Homecare products include a full range of nerve and muscle stimulators, portable therapy units as well as drug delivery gels and pads. Muscle stimulators are portable stimulators used to retard disuse atrophy and enhance patient rehabilitation. Transcutaneous electrical nerve stimulation therapy involves the transmission of electrical impulses on a localized basis as a treatment for pain. The Homecare products are marketed principally through the Company's distribution outlet in Ohio.

      MICROLIGHT. The Company's Microlight operations are engaged in the development and application of the Microlight 830(TM) to treat soft tissue. The Company is currently seeking approval from the FDA to sell the Microlight 830(TM) in commercial quantities for human application. See "Business-Government Regulation." Based upon the results of recent studies, including those by General Motors Corporation ("GM") and the Mayo Clinic, the Company believes, although no assurances can be given, that the Microlight 830(TM) is an effective treatment for carpal tunnel syndrome ("CTS"). See "Business-Research and Development."

      The Microlight 830(TM) is manufactured by CB Svendsen a/s ("CBS"), a Danish company, which has sold its low level laser devices in more than 20 foreign countries to physicians, physical therapists, dermatologists and veterinarians, for use in connection with wound healing, pain reduction and anti-inflammatory indications. The Company has worked on the development and marketing of the Microlight 830(TM) with CBS since June 1991. In March 1997, the Company and CBS entered into new agreements pursuant to which the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS of $175,000 by June 15, 1998.

      HEALTH CAREER LEARNING SYSTEMS. The Company's HCLS training unit provides training, safety products and technical support necessary to meet OSHA compliance standards. The HCLS system is designed to ease the task of implementing OSHA requirements in the workplace by providing a simple, thoroughly planned training program. The system consists of all needed information relevant to Bloodborne Pathogens Standard, Hazard Communication Standards, Safety Regulations and State-Specific Regulations. It is the Company's intention that the Group will continue to expand its training activities to include various other products offered by the Company.

PRINCIPAL PRODUCTS

      The Company develops, manufactures and markets a variety of products and related accessories used for the control of acute or chronic pain by non-invasive methods, to facilitate healing of wounds, for physical therapy and in the treatment of disabilities or injuries with therapeutic exercise and the application of various hydrotherapy, heat, traction, ultrasound or other modalities. The Company also licenses products developed or manufactured by other companies which are implemented into its existing and expanding distribution system.

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

      HYDRA-FITNESS EXERCISE AND REHABILITATION EQUIPMENT. Through its Hydra-Fitness line of products, the Company develops, manufactures and sells hydraulic exercise and rehabilitation systems. Hydraulic resistance is provided by manipulating the size of the aperture in a patented, fluid-filled hydraulic cylinder. Such hydraulic resistance provided by the machine is totally accommodating throughout the full range of motion for each individual user and the resistance stops when force is no longer applied. This contrasts with free weight or weight stack equipment that must return to the starting point before the resistance is zero. For this reason, Hydra-Fitness products can be utilized for both medical and exercise purposes. The majority of the Company's sales of Hydra-Fitness products is for medical use by handicapped and rehabilitating patients and in geriatrics. The Company manufactures numerous models of Hydra-Fitness machines.

      NORM(TM) TESTING AND REHABILITATION SYSTEM. In September 1997, the Company acquired the manufacturing, marketing and distribution rights to the multi-joint, isokinetic NORM(TM) testing and rehabilitation system, a state-of-the-art extremity testing and rehabilitation system, from Cybex. The Company began manufacturing, marketing and distributing this product shortly thereafter. The system utilizes isokinetic resistance to provide accurate and reproducible measurement of dynamic performance and functional capability. Isokinetic resistance is an automatically accommodating resistance which varies in opposition to the amount of force applied against it. NORM(TM), which stands for Normative Outcomes for Rehabilitation Management, provides clinicians with instant access to the world's largest on-line isokinetic normative database which provides immediate objective documentation to assess patient needs. The NORM(TM) and the other products acquired from Cybex are well established in the market place. The Company makes available to customers extensive literature including published results by accredited researchers attesting to the accuracy, effectiveness, validity and reproducibility of the results of these products.

      ISOKINETIC ERGOMETERS. The Company began manufacturing, marketing and distributing the Fitron isokinetic cycle ergometer ("Fitron") and the Upper Body Ergometer ("UBE") in October 1997. Both the Fitron and UBE are designed with a wide range of exercise speeds, work rates and anatomical range of motion for physical therapy, athletic rehabilitation, performance training and cardiovascular conditioning. The Fitron is principally a versatile lower-limb cycle ergometer while the UBE incorporates all of the proven benefits of the Fitron into a versatile ergometer for the upper body.

      KINETRON TRAINING SYSTEM. The Kinetron closed kinetic chain training system ("Kinetron") is an exercise system for the treatment of patients requiring gradual, stabilized and counterbalanced weight bearing exercise treatment. Kinetron is designed to provide a safe, non-threatening exercise environment for patients at any level. Speed and weight bearing conditions are controlled by the clinician in order to allow rehabilitation to begin earlier than with other body treatment systems. It is used to treat orthopedic, neurological, acute care and sports medicine patients and can progress patients in speed, force, range-of-motion, timing and coordination while building their confidence. The Company began manufacturing, marketing and distributing the Kinetron in October 1997.

      NERVE STIMULATORS. The Company markets and distributes nerve stimulators that provide transcutaneous electrical nerve stimulation therapy, sometimes known as "TENS" therapy. This treatment involves the continuous or intermittent transmission of low voltage electrical impulses in different wave forms, on a localized basis, as a treatment for chronic or acute pain resulting from a variety of medical conditions. The therapy is provided through a small, portable, battery-powered stimulator (resembling a paging device) connected by wires to two or more small electrode pads placed at or near the site of the patient's pain. For most patients, use of this therapy creates an analgesic effect that assists in the reduction or elimination of localized pain. To the extent this therapy is effective for a patient, it offers greater patient comfort and mobility than competing remedies and elimination or reduction of medications, and results in increased patient alertness, fewer side effects and lower overall costs than prolonged medication. The Company currently sells several different models of TENS devices and believes that the potential market for these devices is growing. The Company purchases these nerve stimulators from various suppliers.

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

      IOTRODE IONTOPHORESIS ELECTRODES. Iontophoresis is a process which uses electric current to assist drug transfer through the skin. The Company manufactures, markets and distributes its Iotrode iontophoresis electrode for use with its Dynaphor iontophoresis device. Using the electrodes, clinicians are able to deliver small molecule drugs that can be ionized for the treatment of pain and inflammation through the skin. For many applications, the use of iontophoresis is superior because it is non-invasive, allows medications to be dispersed over a wider range of tissue and avoids many of the systemic and localized side effects associated with oral medications and injections.

      MEDIPADS/MEDIGELS. The Company's Medipads and Medigels are manufactured at the Company's Sugar Land, Texas, facilities. These products are marketed and distributed as drug-impregnated, water-based gels and gel pads used for delivery of drugs directly through the skin on a localized basis. The Medipads and Medigels can be used topically with various non-prescription dosages of drugs such as hydrocortisone and lidocaine.

      WOUND CARE PRODUCTS. The Company recently obtained FDA market clearance for the manufacture and sale of two sterile wound care products - Dermaheal gel and Dermaheal impregnated gauze. These products are PVP/aloe vera-based, ultrasound transparent and electrically conductive. The Company has not yet begun to commercially manufacture these wound care products.

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

      The Company believes, although no assurances can be given, that the Microlight 830(TM) is an effective treatment for CTS, which is the tendon and nerve damage that results from the fast, forceful wrist and hand motions that are repeated in production and manufacturing workplaces many times in each day, such as operating a computer, cutting meat, cutting or plucking poultry or assembling automobiles. Conventional surgical and non-surgical treatments for CTS and other repetitive stress injuries have been for the most part unsuccessful in allowing CTS sufferers to continue with or return to productive employment. As a result of the limited success of these treatments, CTS frequently results in temporary or permanent disability at substantial economic costs. The Company believes that the potential market for the Microlight 830(TM) could exceed two billion dollars worldwide and encompasses hospitals, clinics, medical doctors, chiropractors, physical therapists, dentists, veterinarians and, ultimately, individuals. However, the Company has not yet received clearance from the FDA to sell the Microlight 830(TM) in commercial quantities for human application.

DISTRIBUTION AND MARKETING

      The Company's products are marketed through a network of national and international independent dealers and distributors, direct salespersons and commissioned sales representatives to physicians, physical therapists, chiropractors and their patients as well as to clinics and healthcare networks. In conjunction with sales, marketing and manufacturing, the Company also has a network for direct billing to insurance claims offices, Medicare carriers and managed healthcare programs. The Company believes that its approach to sales and marketing is supported by the desire of its customers to identify with individual account managers and product specialists. This enables the Company to provide better customer service and to maintain specialized expertise in each product line. As medical products are increasingly being purchased on a national account or centralized basis by healthcare networks, Company salespersons must also maintain relationships with purchasing managers within these networks.

      The Company has product distribution centers in Ohio, Minnesota, Georgia and Texas and approximately 160 dealers and distributors, 30 sales representatives and 25 direct salespersons representing its product within the United States. The Company has both telemarketing and direct-mail programs for its HCLS-related products and services and for the marketing and distribution of medical supplies related to its TENS, wound-healing and other products.

      Additionally, the Company sells many of its products to over 140 distributors and representatives in various countries around the world. The products manufactured or sold by the Company in Europe are subject to the European Community regulations for medical devices, including product certification ("CE Marking"). The European Community has imposed a deadline of June 1998, after which products without a CE Marking may not be sold in Europe. The Company has obtained CE Marking on all of its traction machines and anticipates obtaining the CE Marking prior to the deadline, on the remainder of its products that are sold in the European Community. The Company believes that its network of international distributors will enhance its marketing and distribution efforts as it seeks to extend its market share of the international marketplace.

      The Company began marketing the LASERMEDICS VMD 830(TM) laser for veterinary application in November 1993. Sales are made to veterinarians through a network of distributors and sales representatives for use in wound healing and the treatment of muscle afflictions on horses and other animals. Research studies have demonstrated the positive photobiostimulation effects of the LASERMEDICS VMD 830(TM) cold laser technology on animal muscle ailments such as bowed tendon, check ligament and plantar desmitis. Clinical results also show that soft tissue healing on horses is accelerated with repeated applications of the LASERMEDICS VMD 830(TM).

MANUFACTURING

      The Company operates two manufacturing facilities in Belton and Sugar Land, Texas. Most of the Company's Clinical products are manufactured at the Belton, Texas facility while the manufacturing operations for some of the Company's Homecare products are located at the Sugar Land, Texas facility.

COMPETITION

      Competition in the medical device and physical medicine markets is intense. The Company's products compete with the products of many other companies in the business of developing, manufacturing, distributing and marketing physical therapy and rehabilitation products. Many of these companies may have substantially greater financial and other resources than the Company, and may have established reputations for success in the development, sale and service of their products. The Company believes that the principal competitive factors in each of its markets are product features and benefits, customer service and pricing. Although the Company's products are not the lowest-priced in its markets, the Company endeavors to maintain a competitive edge by emphasizing overall value through a combination of competitive pricing, product quality and customer service.

      There are several foreign as well as U.S. manufacturers of low energy lasers using similar technology to the Microlight 830(TM). However, these competitive lasers may emit light of a different wavelength, are not generally portable and may be more expensive than the Company's product. Consequently, the Company anticipates future competition relating to the Microlight 830(TM). Furthermore, there may be no effective barrier to competitors using other wavelengths of low-level laser light inasmuch as the manufacture of the Microlight 830(TM) does not incorporate any patented inventions, and qualified companies could reverse engineer such product and market it, subject to obtaining the requisite FDA pre-marketing approval ("PMA"), for human use. Although there may be no absolute barriers to entry for competitive lasers, the Company believes that, pursuant to specific FDA regulations, the safety and efficacy data submitted to the FDA by one entity supporting such entity's PMA application cannot be used by another entity in its PMA application. Generally, this means that another entity desiring to submit a PMA application for a laser similar to the Microlight 830(TM) cannot rely on the Company's clinical trial results to support such entity's PMA application, but must conduct its own trials and gather its own data. Although no assurances can be given, this provision could increase the length of time for a competitor of the Company to obtain FDA approval to commercially sell a similar product in the United States for human application.

PATENTS AND PROPRIETARY RIGHTS

      The Company actively pursues a policy of seeking patent protection both in the U.S and abroad for its proprietary technology. The Company owns several U.S. issued patents and various foreign counterparts. The Company also has one patent application pending in the U.S. The Company also relies on trade secrets and un-patented know-how in connection with the use of the Microlight 830(TM), but the Company may be vulnerable to competitors who attempt to copy the laser technology used in such product or to gain access to the Company's trade secrets and know-how. Although the Company has conducted a search to discover any patents which the Microlight 830(TM) or its use may infringe, the Company is not aware of any patents which may be infringed by this product.

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

GOVERNMENT REGULATION

      All medical devices are subject to FDA regulation under the Medical Device Amendments of the Food, Drug and Cosmetic Act, as amended ("FDCA".) Pursuant to the FDCA, a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, Quality Systems Regulations (formerly known as Good Manufacturing Practices), labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices are subjected to a more stringent PMA process by the FDA before they can be commercially marketed and must adhere to such standards once on the market. Such PMA can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing clearance of these devices is obtained under Section 510 (k) of the FDCA, which provides for FDA clearance for products that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDCA) or which have subsequently been granted market clearance. Most of the Company's remaining products are Class I devices (i.e., treatment tables and fitness and exercise equipment.)

      Currently, all of the Company's products and manufacturing facilities are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulation. Products must be produced in registered establishments and be manufactured in accordance with Quality Systems Regulations, as such term is defined under the Code of Federal Regulations. In addition, all such devices must be periodically listed with the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices is also subject to regulation in certain instances. The FDA conducts inspections periodically to ensure compliance with these regulations.

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

      There can be no assurance that the FDA will grant PMA clearance for the MicroLight 830(TM) for the treatment of CTS on a timely basis, if at all. Until it obtains FDA market clearance, the Company is unable to sell the product in commercial quantities for human application in the U.S. market.

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

THIRD-PARTY REIMBURSEMENT AND HEALTHCARE REFORM

      Healthcare providers, such as hospitals and physicians, that purchase medical products for use on patients generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the products used, procedures performed or services provided. The Company's products are purchased by hospitals, corporations, clinics and private physicians. These customers then bill various third-party payors for the healthcare services provided to their patients with use of the Company's products. These payors include Medicare, Medicaid and private insurance payors. Generally, government agencies reimburse hospitals and other healthcare providers for patient medical care at a fixed rate according to diagnosis-related groups (DRGs) as mandated by Congress.

Reimbursements are dependent on many factors which may include the payor's determination that a service or procedure was not experimental and was used for an approved indication.

      During the 3rd quarter of 1997, the Company commenced an extensive analysis of its accounts with particular emphasis on its accounts receivable which relate to the Company's third-party billing operations. In conjunction with the analysis, the Company intensified its collection efforts. The third party billing business, by its nature, demands longer-than-average time to bill and much longer-than-average time to collect. Upon further scrutiny in the fourth quarter and on the basis of the analysis, management revised its estimates of collectibility of the Company's accounts receivable for the third party billing operations and increased its reserve for doubtful accounts by approximately $2,000,000. The Company has also changed certain procedures in the collection process in order to improve the future collectibility of the accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The Company believes that the nature of the non-intrusive utilization of its products in patient care and the advantages of their relative cost and ease of use may be positive factors in reducing health care costs. However, the Company cannot predict the ultimate effect of the current governmental focus on healthcare reform on the sale of its products. Although the market for some of the Company's products could be adversely affected by changes in governmental and private third-party payors' policies, the Company believes that healthcare legislation may have some beneficial effect on its business by increasing the availability of healthcare, emphasizing less invasive surgery and increasing the need for efficiency by healthcare personnel.

RESEARCH AND DEVELOPMENT

      GENERAL. The Company is continually conducting, researching and developing new products by utilizing a team approach involving the engineering, manufacturing and marketing resources. These research and development efforts are designed primarily to apply state-of-the-art technology and the Company's expertise to the treatment of wide-ranging medical conditions. Although the Company has developed a number of its products, such as the original Fluidotherapy device, Medipads and others, most of its research and development efforts are directed towards product improvement and enhancement of previously developed or acquired products. Such enhancement may involve updating and redesigning existing products to improve features, performance and reliability.

      The Company is also involved in the development and application of various new products many of which are in early stages of development and will require additional development work, FDA approval, clinical or other testing or market research and development efforts prior to commercial introduction. In this regard, the Company is continuing its clinical research and investigation using the Microlight 830(TM) under its IDE. Expenses incurred in connection with research and development in 1997 and 1996 amounted to approximately $395,000 and $314,000, respectively.

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

      CLINICAL TRIALS FOR THE MICROLIGHT 830(TM). The Microlight 830(TM), a Class III medical device, has been defined by the FDA as a "non-significant risk" device. The Company is allowed to conduct clinical trials under an approved IDE using the Microlight 830(TM). In August 1997, the FDA accepted the Company's Pre-IDE Clinical Investigation Plan for a multi-center, double-blind, randomized, clinical study to evaluate the efficacy of the Microlight 830(TM) in the treatment of CTS. These clinical trials are subject to IDE regulations, including record keeping, adverse event reporting and other clinical study requirements. Pursuant to IDE regulations the Company's clinical researchers are required to be reviewed and approved by an Institutional

Review Board (IRB) to treat human patients for research purposes. The objective of these clinical trials is to evaluate the therapeutic effects of low-level laser energy in pain management, soft tissue trauma (including RSI) and dental applications. The Company is sponsoring independent research studies on the effects of the Microlight 830(TM) at various clinical sites in the U.S.

      No assurance can be given that (i) the results of the various research studies that are being or have been conducted using the Microlight 830(TM), will demonstrate to the FDA's satisfaction the safety and effectiveness of the Microlight 830(TM) in treating CTS, (ii) the FDA will agree that the design of the studies is satisfactory, (iii) the FDA will not require additional clinical studies, or (iv) the Company can obtain the necessary FDA marketing clearance for the Microlight 830(TM) on a timely basis, if at all. The FDA's rejection of the clinical design or the data generated could lead to rejection of the application for commercial marketing of the Microlight 830(TM) and/or the need to conduct additional clinical trials.

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

EMPLOYEES

      As of March 16, 1998, the Company had approximately 376 full-time and 5 part-time employees. None of the Company's employees are represented by a union, and management believes that its relations with its employees are good. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

ITEM 2. PROPERTIES

      The Company owns three buildings of which two are located in Sugar Land, Texas, and the other in Belton, Texas. The addresses of these owned facilities are 120 Industrial Boulevard, Sugar Land, Texas 77478, 140 Industrial Boulevard, Sugar Land, Texas 77478 and 2121 Industrial Park Road, Belton, Texas 76513. The Company's principal executive and administrative offices are located at the 120 Industrial Boulevard, Sugar Land, facility consisting of approximately 25,000 square feet. Electronics manufacturing and warehouse operations for the Company's pain management products and certain administrative functions are located at the 140 Industrial Boulevard, Sugar Land, facility consisting of approximately 50,000 square feet. The manufacturing and warehouse facilities for much of the Company's physical therapy and fitness products are located at the Belton facility consisting of approximately 59,000 square feet.

      The Company also leases three regional warehouse and distribution facilities in Akron, Ohio, St. Paul, Minnesota and Atlanta, Georgia, of approximately 15,000, 5000 and 5,550 square feet, respectively. The Company also leases approximately 4,900 and 4,500 square feet of office space in Plymouth, Michigan, and Happauge, New York, respectively, as principal operations center for its HCLS training unit and customer service operations for the recently acquired Cybex products, respectively.

      The Company believes that its facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      There are no material legal proceedings to which the Company is party or of which any of its property is the subject other than ordinary, routine claims incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's Common Stock for calendar years 1997 and 1996 on The Nasdaq SmallCap Market:

      CALENDAR PERIOD                     HIGH                         LOW
      ---------------                     ----                         ---
      1997:
      First Quarter                      $6.500                    $ 4.125
      Second  Quarter                     7.750                      4.375
      Third Quarter                       7.500                      4.937
      Fourth Quarter                      9.000                      5.187

      CALENDAR PERIOD                     HIGH                         LOW
      ---------------                     ----                         ---
      1996:
      First Quarter                       8.750                      4.250
      Second Quarter                      8.875                      6.000
      Third Quarter                       8.125                      4.750
      Fourth Quarter                     $6.875                     $5.750

      The Company has authorized 20,000,000 shares of common stock, par value $.01 per share. As of March 16, 1998, there were 5,383,205 shares issued and outstanding and 303 shareholders of record, although the Company believes that there are other persons who are beneficial owners of the Company's securities held in "street" names. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

RECENT SALES OF UNREGISTERED SECURITIES

      The following sales of unregistered securities occurred during the year ended December 31, 1997, in private transactions in which the Company, unless otherwise indicated, relied on the exemption from registration available under
Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"):

      In January 1997, the Company acquired substantially all of the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc. In connection with the acquisition, the Company issued to the sellers a total of 51,117 shares of the Company's common stock.

      In connection with a non-compete agreement entered in September 1997 with a former employee, the Company issued to the former employee 10,000 shares of the Company's common stock.

      In October 1997, the Company entered into an agreement with the sole owner of Summer Medical ("SM"), an unincorporated sole proprietorship, pursuant to which the Company acquired all of the owner's interests in SM and assumed certain business-related liabilities associated with SM. In connection with the acquisition, the Company issued to the owner 10,000 shares of the Company's common stock.

      In December 1997, the Company acquired all of the issued and outstanding common stock of NCI, Inc., a Michigan corporation. In connection with the acquisition, the Company issued to the seller 188,847 shares of the Company's common stock.

      In October 1997, the Company offered to exchange Amended and Restated Class J Warrants with the holders of the then outstanding Class J Warrants in a transaction exempt from registration under Section 3(a)(9) of the Securities Act. Of the 104,941 Class J Warrants then outstanding, the holders of an aggregate of 65,341 agreed to exchange their original Class J Warrants for Amended and Restated Class J Warrants. In December 1997, the Company undertook to redeem the Amended and Restated Class J Warrants pursuant to the terms thereof. Upon receipt of the Notice of Redemption, certain holders of the Company's Amended and Restated Class J Warrants exercised their rights under the Warrants and purchased shares of the Company's common stock. In connection with this transaction, the Company issued an aggregate of 61,341 shares of its common stock and redeemed 4,000 Amended and Restated Class J Warrants.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's principal business strategies are to (i) expand distribution channels and explore new markets, (ii) consolidated the highly-fragmented physical therapy and rehabilitation industry by pursuing strategic acquisitions that complement existing product lines and increase market share, (iii) maximize the utilization of existing manufacturing facilities for increased productivity,
(iv) improve profitability, (v) reduce long-term indebtedness, and (vi) obtain market clearance from the FDA for the Microlight 830(TM).

      Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the Microlight 830(TM). Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. See "Business --Acquisitions." All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines.

      The Company intends to continue its evaluation of acquisitions, and a period of rapid growth could place a significant strain on the Company's management, operations and other resources. There can be no assurance that the Company will continue to be able to identify attractive or willing acquisition candidates, or that the Company will be able to acquires such candidates on economically acceptable terms. The Company's ability to grow through acquisitions and manage such growth will require the Company to continue to invest in its operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company. As the Company pursues its acquisition strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

      The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO 1996

      The Company achieved record sales in fiscal 1997, with total revenue of approximately $24,257,000 reflecting an increase of approximately $11,771,000 or 94% over the amount reported for fiscal year 1996. The increase was primarily due to increased sales from the acquired operations. Net loss for fiscal 1997 amounted to approximately $2,124,000 compared to a net loss of approximately $879,000 in fiscal 1996. The increase in net loss resulted primarily from the effect of the one-time adjustment to the allowance for doubtful accounts.

      The Company's gross profit for fiscal 1997 was approximately $12,530,000 compared to approximately $6,770,000 for fiscal 1996. Gross margin as a percentage of sales in 1997 decreased to 52% from 54% in 1996. The decrease in the 1997 gross margin percentage compared with 1996 was primarily the result of lower margin products representing a larger portion of sales in 1997.

      Operating expenses in 1997 increased approximately $6,618,000 over the amount of approximately $6,727,000 reported for 1996. As a percent of sales, operating expenses in 1997 increased to approximately 55% compared to approximately 54% a year earlier. The increase in operating expenses was due to increased relative costs of operating the acquired businesses. Also contributing to the increase in operating expenses in 1997, was the effect of the Company's fourth quarter revision of its estimates of collectibility of the accounts receivable, which increased operating expenses (and the reserve for uncollectible accounts) by approximately $2,000,000. Excluding the effect of this one-time adjustment, operating expenses in 1997, as a percent of sales, decreased to approximately 47% reflecting the effects of larger overall sales from the acquired businesses and product lines. The Company will continue to face the challenge of managing expense growth as it seeks to expand distribution channels and explore new markets while moving towards the consolidation of the highly-fragmented physical therapy and rehabilitation industry.

      Interest expense for 1997 amounted to approximately $1,148,000 compared to approximately $815,000 in 1996. The increase in interest expense was primarily due to the interest-bearing notes issued to finance the Company's acquisitions.

      As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $6,324,000 available to offset future taxable income. The carryforwards will begin to expire in 2005. A valuation allowance was provided to fully reserve the net deferred tax asset due to realization uncertainties regarding future operating results.

FISCAL 1996 COMPARED TO 1995

      Total revenue for fiscal year 1996 amounted to approximately $12,486,000 reflecting an increase of approximately $11,959,000 over the amount reported for fiscal year 1995. The increase is primarily due to increased sales from the acquired operations acquired from Maxxim Medical, Inc. Net loss decreased about 38% from approximately $1,420,000 in fiscal 1995 to approximately $879,000 in fiscal 1996. The decrease in net loss is due to achievement of more profitable operations during the second six-month period of fiscal 1996.

      The Company's gross profit for fiscal 1996 was approximately $6,770,000 compared to approximately $183,000 for fiscal 1995. Product gross margin as a percentage of sales in 1996 increased to

54% from 35% in 1995. The increase in the 1996 gross margin percentage compared with 1995 resulted primarily from sales of many high margin products acquired from Henley.

      Operating expenses in 1996 increased approximately $5,196,000 over the amount of approximately $1,530,000 reported for 1995. However, as a percent of sales, operating expenses in 1996 decreased to 54% compared to 290% a year earlier. The increase in operating expenses is due to increased relative costs of operating the acquired businesses. However, the decreased operating expenses as a percent of sales reflects the effects of larger overall sales from the acquired products and certain cost containment measures undertaken following the Henley acquisition. The Company will continue to face the challenge of managing expense growth as it seeks to expand distribution channels and explore new markets while moving towards the consolidation of the highly-fragmented physical therapy and rehabilitation industry.

      Interest expense for 1996 amounted to approximately $815,000 compared to approximately $84,000 in 1995. The increase in interest expense was primarily due to the interest-bearing notes issued to finance the Company's acquisition of the Henley Division, which was partially offset by the effects of the conversion of certain interest-bearing notes into shares of the Company's common stock.

      For the year ended December 31, 1996, the amount of other income and expense, net included certain non-recurring employee relocation and severance costs which were not incurred in 1995.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash and cash equivalents in the amount of $123,620 as compared to $507,892 at December 31, 1996. The decrease in cash and cash equivalents resulted primarily from expenses incurred in pursuing the Company's overall growth strategy.

      In March 1998, the Company sold 1,825 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at $1000 per share in a private offering, resulting in net proceeds of approximately $1.8 million. The Preferred Stock is convertible into the Company's common stock at the lesser of (i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $6.50 per share. In connection with the transaction, the Company also issued to the investors a 5-year warrant to purchase up to 146,000 shares of the Company's common stock at exercise prices ranging from $7.125 per share to $9.619 per share. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. As a result of the Securities and Exchange Commission's position regarding the accounting for preferred stock with a floating conversion rate, the Company will incur a dividend expense in the future for the conversion of the Preferred Stock. Such dividend expense is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $456,250 will be treated as a dividend to the holders of the Preferred Stock and will be ratably charged to operations upon each conversion of the Preferred Stock.

      The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) proceeds from the sale of the Preferred Stock, (iii) funds held at the end of fiscal year 1997 and (iv) the amounts, if any, available under the Amended Loan Agreement with Comerica. The Amended Loan Agreement with Comerica provides for (i) a one-year revolving loan ("Line of Credit"), which permits borrowings up to $8,000,000 through January 1999 and (ii) three term loans in the amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000 ("Term Note C"). Term Note A, Term Note B and Term Note C are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the three term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of December 31,

1997, the Company had approximately $894,000 available for borrowing under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $8,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. At December 31, 1997, the Company had working capital of approximately $2,637,000 and its current ratio was 1.2 to 1 as compared to $5,592,000 and 2.2 to 1 at December 31, 1996. This decrease in the current ratio is primarily due to the increase in the amount of outstanding line of credit, consistent with the Company's growth strategy. At December 31, 1997, the Company had no material capital expenditure commitment.

      In connection with an agreement entered into in April 1996 with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). The Note is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2% per annum and increasing annually 2% per annum. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. The Company is also required to redeem 40% of the Note upon the completion of a public offering. The Note is convertible into common stock at an initial conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80% of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection.

      In February and March 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 of the Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. The conversions were based on the current conversion price of $2.00 per share under the Note. The agreements also provide that the entire $4 million of the Note so converted reduces the principal amount of the Note and such sum shall be applied to the Company's full redemption obligation due in the year 2003 and partially to the Company's redemption obligation due in the year 2002 as provided in the Note. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issued to Maxxim as a result of the conversions described above.

      The Company is currently assessing the potential impact of the present computer technology issue generally referred to as the "Year 2000 Problem." The year 2000 Problem, which is common to most corporations, relates to the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company is currently evaluating the expected costs to be incurred in connection with the Year 2000 Problem, and expects that such costs will not be material.

      Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit will be sufficient to satisfy the Company's capital requirements for the Company's existing operations for the foreseeable future. However, the Company will need to obtain significant additional capital to finance its acquisition strategy, including the Enraf-Nonius acquisition. See "Business -- Acquisitions." If the Company's operating cash flows are inadequate or if the Company is unable to raise sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

ITEM 7. FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                       INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Reports of Independent Public Accountants                        18-19

Consolidated Balance Sheet                                          20

Consolidated Statements of Operations                               21

Consolidated Statements of Stockholders' Equity                     22

Consolidated Statements of Cash Flows                               23

Notes to Consolidated Financial Statements                       24-38

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


      To the Board of Directors
      Henley Healthcare, Inc.:


      We have audited the accompanying consolidated balance sheet of Henley Healthcare, Inc., a Texas corporation, and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henley Healthcare, Inc. and Subsidiaries as of December, 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


      ARTHUR ANDERSEN LLP

      Houston, Texas
      March 13, 1998

      INDEPENDENT AUDITOR'S REPORT


      To the Board of Directors
      Henley Healthcare, Inc.


      We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Henley Healthcare, Inc. and Subsidiary (formerly Lasermedics, Inc.) for the year ended December 31, 1996 (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share, and the resultant restatement of the Company's earnings per share for the year ended December 31, 1996 as discussed in Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Henley Healthcare, Inc. and Subsidiary for the year ended December, 31, 1996 (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share, and the resultant restatement of the Company's earnings per share for the year ended December 31, 1996 as discussed in Note 1) in conformity with generally accepted accounting principles.


      GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.

      New York, New York
      February 23, 1997

                                                         HENLEY HEALTHCARE, INC.

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
DECEMBER 31,                                                            1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    123,620
  Accounts receivable, net of allowance for doubtful
     accounts of $2,165,124                                           6,675,800
  Inventory                                                           8,147,357
  Prepaid expenses                                                      228,165
  Other current assets                                                   71,960
--------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                        15,246,902

PROPERTY, PLANT AND EQUIPMENT, net                                    3,994,231
GOODWILL AND OTHER INTANGIBLES, net                                   5,670,004
OTHER ASSETS, net                                                     1,244,580
--------------------------------------------------------------------------------
         TOTAL ASSETS                                              $ 26,155,717
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                   $  7,105,868
  Current maturities of long-term debt                                  433,763
  Accounts payable                                                    3,970,270
  Accrued expenses and other current liabilities                      1,099,572
--------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                   12,609,473

INTEREST PAYABLE                                                        536,667
LONG-TERM DEBT, net of current maturities                             9,466,179
--------------------------------------------------------------------------------
         TOTAL LIABILITIES                                           22,612,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.10 par value; authorized
    2,500,000 shares; none issued and outstanding                          --
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 3,473,897 shares                           34,738
  Additional paid-in-capital                                         14,117,079
  Accumulated deficit                                               (10,382,240)
--------------------------------------------------------------------------------
                                                                      3,769,577
  Treasury stock, at cost, 279,000 common shares                       (226,179)
--------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                    3,543,398

        TOTAL LIABILITIES AND STOCKOLDERS' EQUITY                  $ 26,155,717
================================================================================

              The accompanying notes are an integral part of this
                       consolidated financial statement.

                                                         HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                1997             1996
--------------------------------------------------------------------------------
NET SALES                                          $ 24,257,014    $ 12,485,961
COST OF SALES                                        11,726,802       5,716,156
--------------------------------------------------------------------------------
GROSS PROFIT                                         12,530,212       6,769,805

OPERATING EXPENSES                                   10,173,362       5,306,174
PROVISION FOR DOUBTFUL ACCOUNTS                       3,171,163       1,420,518
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                          (814,313)         43,113

INTEREST EXPENSE                                     (1,147,842)       (814,636)
OTHER INCOME (EXPENSE), net                            (162,278)       (107,814)
--------------------------------------------------------------------------------
NET LOSS                                           $ (2,124,433)   $   (879,337)
================================================================================
NET LOSS PER COMMON SHARE - basic and diluted      $      (0.71)   $      (0.44)
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                   3,000,119       1,995,388
================================================================================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                             HENLEY HEALTHCARE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                 TREASURY STOCK
                                              COMMON STOCK      ADDITIONAL                    ---------------------   STOCKHOLDERS'
                                           -------------------   PAID-IN     ACCUMULATED                ACQUISITION     EQUITY
                                             SHARES  PAR VALUE    CAPITAL       DEFICIT        SHARES       COST        (DEFICIT)
                                           ---------   -------   -----------   ------------    --------    ---------    -----------
BALANCE AT DECEMBER 31, 1995               1,761,225   $17,612   $ 7,232,691   $ (7,378,470)   (281,000)   $(227,800)   $  (355,967)

Issuance of common stock for services
  in February 1996                              --        --           6,379           --         2,000        1,621          8,000

Subscriptions for common stock at $3.00
  per share in January through June 1996     644,670     6,447     1,927,577           --          --           --        1,934,024

Issuance of common stock for services         33,333       333        99,667           --          --           --          100,000

Issuance of common stock on conversion
  of Bridge Notes                            176,773     1,768       528,552           --          --           --          530,320

Issuance of common stock on the
  exercise of warrants                        75,000       750         6,750           --          --           --            7,500

Issuance of common stock for
  equipment                                    4,000        40        11,960           --          --           --           12,000

Issuance of common stock for
  acquisitions                               121,170     1,211       748,789           --          --           --          750,000

Issuance of common stock related to
  employment agreement                       205,268     2,053        97,947           --          --           --          100,000

Net loss                                        --        --            --         (879,337)       --           --         (879,337)
                                           ---------   -------   -----------   ------------    --------    ---------    -----------
BALANCE AT DECEMBER 31, 1996               3,021,439    30,214    10,660,312     (8,257,807)   (279,000)    (226,179)     2,206,540

Issuance of common stock for acquisitions    361,117     3,611     2,907,229           --          --           --        2,910,840

Issuance of common stock for non-compete
  agreement                                   10,000       100        53,025           --          --           --           53,125

Exercise of common stock options              20,000       200       159,800           --          --           --          160,000

Exercise of common stock warrants             61,341       613       336,713           --          --           --          337,326

Net loss                                        --        --            --       (2,124,433)       --           --       (2,124,433)
                                           ---------   -------   -----------   ------------    --------    ---------    -----------
BALANCE AT DECEMBER 31, 1997               3,473,897   $34,738   $14,117,079   $(10,382,240)   (279,000)   $(226,179)   $ 3,543,398
                                           =========   =======   ===========   ============    ========    =========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                                         HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                        1997           1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (2,124,433)   $  (879,337)
--------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation and amortization expense                                       716,264        283,746
     Amortization of discount on notes payable                                      --          151,667
     Interest expense imputed on notes payable                                   284,667        294,820
     Provision for doubtful accounts                                           3,171,163      1,420,518
     Shares issued for public relations agreement                                   --            8,000
     Shares issued for equipment                                                    --           12,000
     Shares issued for services/with employment agreement                           --          200,000
     Shares issued for compensation                                              160,000           --
     Shares issued for non-compete agreement                                      53,125           --
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                        (4,289,785)    (2,623,498)
       (Increase) decrease in inventory                                         (367,533)     1,381,689
       (Increase) decrease in prepaid expenses and other current assets           88,115       (149,693)
       Increase in other assets                                                 (290,209)       (16,447)
       Increase in accounts payable and accrued liabilities                    2,464,591        500,785
--------------------------------------------------------------------------------------------------------
              Total adjustments                                                1,990,398      1,463,587
--------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (134,035)       584,250
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired of $68,600 and $46,270, respectively     (4,862,371)    (6,603,046)
  Capital expenditures                                                          (356,533)      (140,570)
--------------------------------------------------------------------------------------------------------
             NET CASH USED IN INVESTING ACTIVITIES                            (5,218,904)    (6,743,616)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                        --        1,941,524
  Net proceeds from exercise of common stock warrants                            337,326           --
  Proceeds from line of credit                                                13,891,049      2,187,071
  Payments on line of credit                                                  (8,972,251)          --
  Proceeds from long-term debt                                                 1,430,000      2,509,000
  Principal payments on long-term debt                                        (1,717,457)      (173,701)
--------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,968,667      6,463,894
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (384,272)       304,528

Cash and cash equivalents at beginning of period                                 507,892        203,364
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $    123,620    $   507,892
========================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:

    Interest                                                                $    796,643    $   325,136
========================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          HENLEY HEALTHCARE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    PRINCIPAL  BUSINESS  ACTIVITY AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES:

      NATURE OF OPERATIONS:
      Henley Healthcare, Inc. (formerly Lasermedics, Inc.) and Subsidiaries (collectively, the "Company") is a manufacturer, provider and marketer of diversified products and services in the physical therapy and rehabilitation industry. Substantially all of the Company's customers are located throughout the United States. The Company, organized in November 1990, was in the development stage through April 30, 1996, and for the years ended December 31, 1997 and 1996, is considered an operating company.

      The Company achieved substantial growth over the last 18 months through acquisition of businesses and product lines. Consequently, the Company continues to face the challenge of successfully integrating the operations of the acquired businesses and implementing the acquired product lines into its overall marketing strategy. The Company's future success is dependent on many factors which include, among others, generating sufficient sales volume to achieve and maintain profitability, obtaining sufficient financing to fund its stated business objectives, competition and technological changes. The Company will continue to seek to expand the market for its products. However, markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Future sales growth will depend to some extent upon the ability of the Company to successfully market its current and future products in this competitive environment. Additionally, some of the Company's products are regulated by the FDA, and the Company is required to secure clearance from the FDA prior to marketing certain new products. Lack of clearance or delays in securing such clearance could have a negative impact on sales of such new products.

      Following is a summary of the Company's significant accounting policies:

      BASIS OF PRESENTATION:
      The consolidated financial statements include the accounts of Henley Healthcare, Inc. and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

      REVENUE RECOGNITION:
      Revenue is recognized when title passes to the buyer, typically when the product is shipped or services have been rendered. Service revenues are not presented separately in the financial statements because they are not material. The Company sells a wide range of products to a diversified base of customers around the world. The Company has agreements with third-party payors that provide payment at varying rates, and net revenue is reported at the estimated net realizable amount from customers and third-party payors.

      CASH EQUIVALENTS:
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

      INVENTORY:
      Inventory is stated at the lower of cost, determined by the first-in, first-out (FIFO) valuation method, or market. Cost includes the acquisition of raw materials and components, direct labor and overhead.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      PROPERTY, PLANT AND EQUIPMENT:
      The amount of property, plant and equipment is stated at cost less accumulated depreciation. Depreciation and amortization of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized.

      RECLASSIFICATION:
      Certain reclassifications have been made to prior year data in the consolidated financial statements to conform to the current year's presentation.

      INCOME TAXES:
      The Company employs the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their estimated net realizable value based on an evaluation of the likelihood of the realization of those tax benefits.

      LOSS PER SHARE:
      The Company adopted SFAS No. 128, Earnings Per Share, in the 4th quarter of 1997, and has retroactively revised the presentation of net loss per share in historical financial statements to present both basic and diluted net loss per share as required by SFAS No. 128. Basic net loss per common share is based on the weighted average number of shares outstanding during the period, while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The Company's net loss per share presented in the accompanying financial statements, calculated under SFAS No. 128, is the same as net loss per share calculated under the provisions of APB Opinion No. 15. Both basic net loss per share and diluted net loss per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been anti-dilutive.

      USE OF ESTIMATES:
      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

      STOCK OPTIONS:
      The Company measures compensation cost using APB Opinion No. 25 ("APB 25") as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to APB 25, the Company records deferred compensation expense for stock-based compensation arrangements based on the excess of the market value of the common stock on the measurement date over the exercise price of the common stock option/warrant granted. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. No compensation expense is recorded if the exercise price of the stock-based compensation grant is equal to the market price of the Company's common stock on the date of grant.

      RESEARCH AND DEVELOPMENT:
      Expenditures relating to research and development are expensed as incurred. The amount charged to operations was approximately $395,000 and $314,000 for the years ended December 31, 1997 and 1996, respectively.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GOODWILL AND INTANGIBLES:
      Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the tangible and identifiable intangible net assets acquired, arising from business acquisitions accounted for under the purchase method. Goodwill and intangibles are amortized on a straight-line basis over their estimated useful lives of 15 years for goodwill and for periods ranging from 2 to 7 years for identifiable intangibles. Accumulated amortization at December 31, 1997 was $374,092.

      OTHER ASSETS:
      Other assets consists principally of acquired trade name rights, which are being amortized over the shorter of the life of the rights or 7 years. Accumulated amortization at December 31, 1997 was $38,000.

      LICENSE AGREEMENTS:
      The Company has executed licensing agreements under which it has secured the rights provided under certain patents and trade names. License fees and royalties, payable under the terms of these agreements, are expensed as incurred.

      IMPAIRMENT OF LONG-LIVED ASSETS:
      The Company has adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the realizability of its long-lived assets pursuant to the provisions of SFAS No. 121.

2.    INVENTORY:
      Inventory at December 31, 1997, included the following:

                  Raw material                        $3,599,132
                  Work-in-process                         28,875
                  Finished goods                       4,519,350
                                                      ----------
                                                      $8,147,357
                                                      ==========

      Substantially all of the Company's inventory is pledged as collateral for the Company's long-term debt.

3.    PROPERTY, PLANT  AND EQUIPMENT:
      At December 31, 1997, property, plant and equipment consisted of the following:

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                                                    -----------
                  Land                                 $  190,000
                  Buildings                             1,932,311   25 years
                  Machinery and equipment               2,231,435   3 to 7 years
                  Office furniture and fixtures           238,016   5 years
                  Automobile                                6,000   5 years
                                                       ----------
                                                        4,597,762
                  Less accumulated depreciation          (603,531)
                  Property, plant  and equipment, net  $3,994,231
                                                       ==========

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt.

4.    GOODWILL AND OTHER INTANGIBLES:
      At December 31, 1997, goodwill and other intangibles consisted of the following:
                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                                                    -----------
                  Goodwill                              $5,647,297   15 years
                  Patents                                  203,674    7 years
                  Covenant  not to compete                 193,125    2 years

                                                         6,044,096
                  Less accumulated amortization           (374,092)
                                                        ----------
                  Goodwill and other intangibles, net   $5,670,004
                                                        ==========
5.    ACQUISITIONS:

      BUSINESSES:

      On April 30, 1996 the Company entered into an agreement with Maxxim, whereby the Company purchased certain assets of (and assumed certain liabilities associated with) the Henley Division of Maxxim for an estimated purchase price of approximately $13.5 million including related acquisition costs of approximately $650,000. The assets acquired consist of real property; tangible personal property including machinery, equipment, furniture and fixtures; general intangibles; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7,000,000 (the "Note") with the balance of the purchase price paid in cash

      The Company obtained the cash portion of the purchase price pursuant to financing arrangements entered into with Comerica Bank - Texas, a Texas banking corporation ("Comerica"), which financing is secured by substantially all of the assets of the Company including the Henley assets acquired from Maxxim.

      On November 12, 1996, the Company purchased substantially all of the assets of (and assumed certain liabilities associated with) MJH Medical Equipment, Inc. ("MJH") for an estimated purchase price of approximately $435,000 including related acquisition costs of approximately $45,000. The assets acquired consist of tangible personal property including equipment, furniture and fixtures; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's promissory note in the principal amount of approximately $120,000 and 39,063 shares of common stock, with the balance of the purchase price paid in cash.

      On November 27, 1996, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of Health Career Learning Systems, Inc., a Michigan corporation, for an estimated purchase price of approximately $680,000 including related acquisition costs of approximately $80,000. The purchase price was paid by the issuance of 82,107 shares of common stock with the balance of the purchase price paid in cash.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      These 1996 acquisitions have been accounted for as purchases for accounting purposes, and the results of operations of the acquisitions have been included in the consolidated statement of operations from the dates of acquisition. The estimated purchase price in excess of the estimated fair value of the net assets acquired, aggregated approximately $2,261,000 for all of the acquisitions. Assuming these acquisitions had occurred on January 1, 1996, pro forma net sales, net loss and net loss per common share for the year ended December 31, 1996 would amount to $20,120,000, $(1,462,000) and $(.73), respectively. These amounts reflect adjustments for interest on the Note and the financing arrangements with Comerica, amortization of goodwill, compensation related to an employment agreement and depreciation on re-valued property, plant and equipment.

      In January 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding common stock of Texas T.E.N.S., Inc., a privately-owned Texas corporation, for an estimated purchase price of approximately $850,000 plus related acquisition costs of approximately $65,000. The purchase price was paid by the Company's issuance of a subordinated promissory note in the principal amount of $400,000 (the "Tens Note") with the balance of the purchase price paid in cash. In August 1997, the principal balance on the Tens Note plus all accrued and unpaid interest due on the Note was paid.

      In May 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of Med-Quip, Inc. ("Medquip"), a privately-owned Georgia corporation, for an estimated purchase price of approximately $1,418,000 plus related acquisition costs of approximately $56,000. The purchase price was paid by the issuance of an aggregate of 300,000 shares of the Company's common stock and the payment of approximately $40,000 in cash.

      In October 1997, the Company entered into an agreement with the sole owner of Summer Medical ("SM"), an unincorporated sole proprietorship, pursuant to which the Company acquired all of the owner's interests in SM and assumed certain business-related liabilities associated with SM. Under the agreement, the Company issued to the owner 10,000 shares of common stock and agreed to issue an additional 20,000 shares by the second anniversary of the agreement. The estimated fair market value of the additional 20,000 shares is being recorded as compensation expense over the term until the second anniversary.

      In December 1997, the Company acquired all of the issued and outstanding common stock of NCI, Inc., a Michigan corporation, for an estimated purchase price of $1,190,000 plus estimated acquisition costs of $5,000. The purchase price was paid by the issuance to the seller of 188,847 shares of the Company's common stock.

      These 1997 acquisitions of businesses have been accounted for as purchases for accounting purposes, and the results of operations of the acquired companies have been included in the consolidated statement of operations from the respective dates of acquisition to December 31, 1997. Pro forma financial information is not provided because the amounts are not materially different from 1997 and 1996 results. The estimated purchase price in excess of the estimated fair value ("FV") of the net assets acquired aggregates approximately $3,047,000 for the acquisitions as shown below:

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       TENS       MEDQUIP         SM            NCI         TOTAL
                                    ----------   ----------   -----------    ----------   ----------
Purchase price                      $  850,000   $1,417,500   $    56,625    $1,189,736   $3,507,861
Acquisition costs                       65,000       56,000        15,000         5,000      141,000
                                    ----------   ----------   -----------    ----------   ----------
                                       915,000    1,473,500        71,625     1,194,736    3,648,861
                                    ----------   ----------   -----------    ----------   ----------
FV of assets acquired                  613,095      637,216        72,019           -0-    1,322,330
FV of liabilities assumed              114,355      504,619       101,908           -0-      720,882
                                    ----------   ----------   -----------                 ----------
Net assets (liabilities) acquired      498,740      132,597       (29,889)          -0-      601,448
                                    ----------   ----------   -----------                 ----------
Excess of cost over
 fair value of net assets
 acquired (goodwill)                $  416,260   $1,340,903   $   101,514    $1,194,736   $3,047,413
                                    ----------   ----------   -----------    ----------   ----------

      OTHER ACQUISITIONS:

      In January 1997, the Company also purchased substantially all of the inventory, distribution systems and customers associated with the Homecare (third-party billing) division of Gatti Medical Supply, Inc., a privately-owned Pennsylvania corporation, for a purchase price of approximately $302,000 plus related acquisition costs of approximately $28,000. The Company paid the purchase price by issuing to the sellers a total of 51,117 shares of common stock. The Company also agreed to issue up to an aggregate of 50,117 additional shares of common stock subject to the achievement of specific terms and conditions in the agreement. Such additional shares will be recorded as compensation expense based on the market value of the shares, if and when they are probable of being issued.

      In March 1997, the Company entered into new agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the Microlight 830(TM) since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. . In connection with these agreements, the Company is required to pay a 3 percent royalty on revenue generated by the Company on sales of the applicable products. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS by June 15, 1998, of $175,000.

      In September 1997, the Company entered into an agreement with Cybex International, Inc., a New York corporation ("Cybex"), whereby it purchased certain assets of (and assumed certain liabilities associated with) the isokinetic rehabilitation product line (the "Product Line") of Cybex for an estimated purchase price of approximately $3.2 million. The assets acquired consist of tangible personal property including machinery, equipment, furniture and fixtures; specific intangibles; contracts; intellectual property; business licenses; inventory; and prepaid expenses. The purchase price was allocated as follows: approximately $2,700,000 to inventory, $500,000 to property, plant and equipment, and $1,000,000 to patents and trade names.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    LONG-TERM DEBT:
      The following table summarizes the Company's long-term debt at December 31, 1997, which is described below:

                  Note payable - Maxxim     (a)       $7,000,000
                  Term Note A - Comerica    (b)        1,382,334
                  Term Note B - Comerica    (b)        1,445,422
                  Note payable - MJH        (c)           72,186
                                                      ----------
                                                       9,899,942
                  Less:  Current maturities              433,763
                                                      ----------
                                                      $9,466,179
                                                      ==========

      (a) The Note which the Company issued to Maxxim in connection with the acquisition of the Henley Division in April 1996, is due and payable on March 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and payable at a rate equal to 2% per annum and increasing 2% annually on May 1. However, the Company accrues interest related to the Note on a straight-line basis at an average rate of 7.4% per annum. Accordingly, $536,667 of accrued interest has been classified as long-term in the accompanying balance sheet. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual installments of $1.4 million commencing on March 1, 1999 at premiums starting at 7% and decreasing 1% each year. These installment premiums are recognized as interest expense on a straight line basis over the term of the Note. The Company is also required to redeem 40% of the Note upon the completion of a public offering.

      (b) In connection with the acquisition of the Henley Division from Maxxim, the financing arrangements ("Loan Agreement") with Comerica provided for
      (i) a two-year revolving loan arrangement which permitted borrowings up to $4,000,000 through April 1998, pursuant to a monthly borrowing base calculation derived from the Company's accounts receivable and inventory and (ii) two term loans in the amount of $893,000 ("Term Note A") and $1,616,000 ("Term Note B"), respectively. Term Note A and Term Note B are payable in monthly installments plus interest. The revolving loan also includes a $250,000 letter of credit facility. Interest on the revolving loan and the two term loans is payable monthly at a rate equal to the Prime Rate (8.50% at December 31, 1997) plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on its fifth anniversary. In June 1997, the Company entered into an Amended and Restated Loan Agreement with Comerica which, among other things, permitted borrowings up to $5,000,000 on the revolving loan arrangement.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (b) In connection with the acquisition of the Product Line from Cybex in September 1997, the Company obtained the cash purchase price pursuant to an amendment to its Amended and Restated Loan Agreement (the "Amended Loan Agreement") entered into with Comerica. The Amended Loan Agreement provides for a revolving loan which permits borrowings up to $8,000,000 pursuant to a borrowing base calculation derived from the Company's accounts receivable and inventory. The revolving loan had an outstanding balance of $7,105,868 at December 31, 1997, and is subject to interest at the Prime Rate (8.50% at December 31, 1997) plus one-half of one percent per annum, payable monthly. In connection with the Amended Loan Agreement, the Company paid off its Term Note A with Comerica in the amount of $893,000 and issued a substitute Term Note A in the amount of $1,430,000. The revolving loan's maturity date is February 1, 1999, while the $1,430,000 Term Note A is due on September 30, 2002. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. The Amended Loan Agreement also contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. The Company, among other provisions, is also limited in the amount of its capital expenditures, research and development expenditures and dividends and all future acquisitions and major corporate transactions require approval of Comerica, as do offerings of securities by the Company.

      (c) In connection with the acquisition of MJH Equipment, Inc. in November 1996, the Company issued a note payable to the seller, in the amount of approximately $120,000. The note is payable in monthly principal installments of $3,336 plus interest at a bank's prime lending rate plus 2% per annum through November 1999.

      The estimated fair value of the Maxxim Note amounted to $7,000,000 pursuant to a valuation by an investment banking firm. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities the fair value of the Company's other long-term debt approximates the carrying amount.

      Aggregate maturities of long-term debt are as follows:

      For the year ending December 31, 1998      $   433,763
                                       1999        1,825,883
                                       2000        1,793,729
                                       2001        1,793,729
                                       2002        1,746,083
                        2003 and thereafter        2,306,755
                                                   ---------
                                                 $ 9,899,942
                                                   =========

7.    RELATED PARTY TRANSACTIONS:
      In May 1996, the Company entered into an agreement with Mezzanine Financial Relations, Inc., ("Mezzanine") a financial relations company, which agreement the parties amended in November 1996, whereby Mezzanine agreed to provide financial consulting services with regard to potential

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      mergers and acquisitions in consideration for a monthly fee of $10,000. The agreement terminated on January 31, 1997. The Executive Vice President, Chief Financial Officer and a director of the Company is a shareholder of Mezzanine and its Chairman of the Board.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
      The following are included in accrued expenses and other current liabilities at December 31, 1997:


      Property taxes                        $   169,716
      Sales taxes                                61,761
      Payroll and commissions                   344,140
      Interest payable                          148,420
      Accrued acquisition costs                  19,771
      Accrued professional and other fees        88,749
      Other                                     267,015
                                            -----------
                                             $1,099,572
                                            ===========

9.    INCOME TAXES:
      The following is an analysis of the Company's deferred tax assets at December 31, 1997:

      Deferred tax assets:
        Accrued expenses and other         $    34,000
        Allowance for doubtful accounts        699,000
        Deferred compensation                  494,000
        Net operating loss carryforwards     2,150,000
                                             ----------
                                             3,377,000
      Deferred tax liability:
        Depreciation and amortization          (49,000)

        Net deferred tax asset before
         valuation allowance                 3,328,000
      Valuation allowance                   (3,328,000)
      Net deferred tax asset               $     -0-
                                           ===========

      The components of the Company's income tax provision for the years ended December 31, 1997 and 1996 were as follows:

                                               1997           1996
                                            ----------     ----------
            Current                         $ (666,000)    $ (132,000)
            Deferred                           666,000        132,000
                                            ----------     ----------
            Provision for income taxes      $    -0-       $     -0-
                                            ==========     ==========

      Differences between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 1997 and 1996 are as follows:

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          1997        1996
                                                      ----------   ----------
            Provision at the statutory rate           $ (722,000)  $ (132,000)
            Permanent differences and other               71,000       56,000
            Increase in valuation allowance              651,000       76,000
                                                      ----------   ----------
            Total tax provision                       $     -0-    $     -0-
                                                      ==========   ==========

      As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $6,324,000 available to offset future taxable income. The carryforwards will begin to expire in 2005. Between January 1993 and December 1997, the Company completed an initial public offering, had warrants exercised, completed private offerings of securities and made acquisitions of established businesses or product lines. Under the Internal Revenue Code Section 382 these activities effected an ownership change and thus severely limit on an annual basis, the Company's ability to utilize its net operating loss carryforwards. A valuation allowance was provided to fully reserve the net deferred tax asset due to realization uncertainties regarding future operating results.

10.   STOCKHOLDERS' EQUITY:
      In connection with an agreement the Company entered into with a public relations firm, the Company issued to the firm, in February 1996, 2,000 shares of its treasury common stock as compensation for services. The Company recognized $8,000 in related compensation expense at December 31, 1996, based on the market price of the common stock on the date of the agreement. During the year ended December 31, 1996, the Company issued 33,333 shares of common stock to a director of the Company for his services in connection with the Company's pre-market approval application submission to the FDA. The Company recognized approximately $100,000 in related expense based on the market price of the common stock on the date of the related agreement.

      In connection with the Gatti acquisition in January 1997, the Company issued 51,117 shares of its common stock as consideration for the acquisition. In May 1997, the Company issued 300,000 shares of its common stock as consideration for the acquisition of Med-Quip; and in October 1997, the Company issued 10,000 shares of its common stock for the acquisition of Summer Medical.

      The Company issued to a former employee, in October 1997, 10,000 shares of its common stock as partial consideration for a non-compete agreement. The Company has capitalized $53,125 in related costs based on the market price of the common stock on the date of the agreement.

      Also, in October 1997, the Company issued to a former employee, 20,000 shares of its common stock pursuant to the exercise of stock options and in connection with the settlement of a contract dispute. In connection with the settlement, the Company has recognized $160,000 in related compensation expense based on the market price of the common stock on the date of the settlement.

      In connection with the Amended Loan Agreement with Comerica relating to the acquisition of the Product Line from Cybex, the Company entered into an amendment to a Subordination Agreement (the "Subordination Amendment") by and among Maxxim, Comerica and the Company. Pursuant to the Subordination Amendment, the maximum amount of the Company's debt with Comerica that can be issued senior to the Note was increased from $10,000,000 to $12,000,000. In exchange for Maxxim's execution of the Subordination Amendment, the Company entered into a note modification agreement with Maxxim in which the Conversion Price (as defined in the Note) was reduced from $3.00 to $2.00. The modification of the Note increased the number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), beneficially owned by Maxxim from 2,333,333 (approximately 43%) to 3,500,000 (approximately 53%). (See Note 16 below). The Note is convertible into Common Stock at any time at Maxxim's option. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide anti-dilution protection. Such conversion could, depending on the fair market value of the Company's common stock at the time of conversion, result in substantial dilution to holders of the Company's common stock. The Company's common stock issuable upon conversion of the Note is subject to the terms of a registration rights agreement entered into by the Company and Maxxim whereby Maxxim (and certain subsequent holders) shall retain certain demand and piggyback registration rights with respect to those shares of common stock.

      In December 1997, the Company acquired all of the issued and outstanding common stock of NCI, Inc., a Michigan corporation. As consideration for the acquisition, the Company issued to the seller 188,847 shares of the Company's common stock.

11.   STOCK OPTIONS AND WARRANTS:
      Pursuant to the provisions of the 1996 Non-Employee Director Stock Option Plan (the "Director Stock Plan") and the 1996 Incentive Stock Plan (the "Incentive Plan"), certain of the Company's directors were granted stock options during fiscal 1997 as discussed below. At December 31, 1997,

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      there were 95,000 and 1,180,000 shares available for issuance under the Director Stock Plan and the Incentive Plan, respectively. A summary of the Company's options and warrants as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                                    1997                      1996
                                          ------------------------  -------------------------
                                                     WEIGHTED AVG.              WEIGHTED AVG.
                                           SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                           ------   --------------    ------   --------------
      Outstanding at beginning of year    1,811,502      $5.24        962,726      $3.81
      Canceled/expired                      (91,385)      5.53        (50,000)      0.10
      Granted                                60,000       5.83        973,776       6.02
      Exercised                             (91,341)      4.57        (75,000)      0.10
                                          ---------      -----      ---------      -----
      Outstanding at end of year          1,688,776      $5.24      1,811,502      $5.24
                                          =========                 =========
      Options and warrants exercisable
         at year-end                      1,688,776      $5.24      1,811,502      $5.24
                                          =========                 =========
      Weighted-average fair value
         of options and warrants
         granted during the year                         $4.31                     $1.26
      ==================================================================================

      The following table summarizes the information about stock options and warrants outstanding at December 31, 1997:

                           OPTIONS AND WARRANTS OUTSTANDING AND EXERCISABLE
                           ------------------------------------------------
                                            WEIGHTED
                           NUMBER           AVERAGE
            RANGE OF       OUTSTANDING      REMAINING     WEIGHTED
            EXERCISE       AT DECEMBER 31,  CONTRACTUAL   AVERAGE
            PRICES         1997             LIFE          EXERCISE PRICE
            ---------------------------------------------------------------
            $1.00-$3.00    205,000          2.0           $  3.00
            $4.00-$5.50    515,000          4.4           $  4.49
            $6.00-$7.88    968,776          3.4           $  6.11
                         ---------
                         1,688,776          3.7           $  5.24
                         =========

      The Company has elected. in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") to apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 1997 and 1996 would approximate the pro forma amounts shown in the table below.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Year ended December 31,                      1997             1996
                                                -----------      -----------
      Net loss - as reported                    $(2,124,433)     $  (879,337)
      Net loss - pro forma                      $(2,286,913)     $(1,023,837)
      Net loss per common share - as reported   $      (.71)     $      (.44)
      Net loss per common share - pro forma     $      (.76)     $      (.51)
      ======================================================================

      For the year ended December 31, 1997, the pro forma values were calculated using the Black-Scholes option pricing model and included the following weighted average assumptions: zero dividends, expected stock price volatility of 80.7 percent, risk-free interest rate of 6.4 percent and an expected life of 7.3 years. For the year ended December 31, 1996, the fair value of each option grant on the date of grant was valued by an investment banking firm taking into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option as prescribed by SFAS No. 123.

      In connection with their re-election to the Board of Directors in June 1997, four non-employee directors were each granted a stock option under the Director Plan to purchase 10,000 shares of the Company's common stock at a price of $4.81 per share. Also, in November 1997, two employee directors were each granted options under the Incentive Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $7.88 per share, such options to become vested over a three year period contingent upon the continued employment of the directors.

      In December 1997, certain holders of the Company's Amended and Restated J Warrants exercised their rights under the Warrants and purchased an aggregate of 61,341 shares of the Company's common stock at a price of $5.50 per share. In connection with the exercise of these Warrants, the Company received cash proceeds of approximately $337,000. Holders of an aggregate of 43,600 Warrants elected not to exercise their rights and their Warrants expired or were redeemed.

12.   COMMITMENTS AND CONTINGENCIES:

      EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company has entered into various employment and consulting agreements with various key personnel, directors and certain shareholders aggregating $802,000 which expire at various dates through November 1999. Certain of these agreements provide for incentive bonuses and or commissions, as defined in the agreements. In connection with the SM acquisition, the Company entered into an employment agreement with the seller that provides for the issuance of 20,000 shares of the Company's common stock over a two-year period if the employee meets certain criteria as specified in the agreement. The Company will recognize a charge to operations upon the issuance of such shares based on the fair market value of the shares as of the issuance date.

      EXCLUSIVE RIGHTS AGREEMENT

      In March 1997, the Company entered into new agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the Microlight 830(TM) since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. In connection with these agreements, the Company is required to pay a 3 percent royalty on revenue generated by the Company on sales of the applicable

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      products. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS by June 15, 1998, of $175,000.

      LEASES

      The Company is obligated under various non-cancelable operating leases (including certain related-party leases aggregating approximately $14,150 per month) for warehouse and office space expiring through June 2001, which are subject to increase for real estate taxes and operating expense escalation. Rent expense charged to operations under these operating leases amounted to approximately $243,000 and $45,000 for the years ended December 31, 1997 and 1996, respectively.

      Minimum future rental payments are as follows:

                  FISCAL YEARS
                  ------------
                  1998                    $182,383
                  1999                     174,234
                  2000                     140,009
                  2001                      26,652
                                          --------
                                          $523,278
                                          ========

      LITIGATION AND CLAIMS

      The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of all legal actions and claims will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

13.   EMPLOYEE BENEFIT PLANS:
      The Company's 401(k) savings plan (the "Plan") adopted in fiscal 1996, covers all qualified employees. The Plan permits participants to contribute up to 15% of their base compensation (as defined) each year. The Company will match at least 25% of the participant's contribution up to a maximum of 6% of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Two officers of the Company serve as trustees of the Plan. Matching contributions to the Plan for the years ended December 31, 1997 and 1996, amounted to approximately $44,141 and $25,000, respectively.

14.   SUPPLEMENTAL CASH FLOW INFORMATION:
      Non-cash investing and financing transactions during the years ended December 31, 1997 and 1996 were as follows:

                                                        1997          1996
                                                     ----------     ---------
      Common shares issued in connection
            with acquisitions                        $2,910,840     $ 750,000
      Common shares issued in connection
            with conversion of bridge notes                -          530,320
      Common shares issued for
            equipment                                      -           12,000
      Common shares issued for employment
            agreement and/non-compete                    53,125       208,000
      Accrued amounts relating to acquisitions             -           92,253
      Compensation related to common stock
            options in legal settlement                 160,000          -

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   NON-RECURRING FOURTH QUARTER ADJUSTMENT:

      During the fourth quarter of 1997 the Company revised its estimates of collectibility of its accounts receivable, and accordingly, increased its reserve for uncollectible accounts by approximately $2,000,000. During the 3rd quarter of 1997, the Company commenced an extensive analysis of its accounts with particular emphasis on its accounts receivable which relate to the Company's third-party billing operations. In conjunction with the analysis, the Company intensified its collection efforts. The third party billing business, by its nature, demands longer-than-average time to bill and much longer-than-average time to collect. Upon further scrutiny in the fourth quarter and on the basis of the analysis, management revised its estimates of collectibility of the Company's accounts receivable for the third party billing operations. The Company has also changed certain procedures in the collection process in order to improve the future collectibility of the accounts receivable.

      The effect of this revision on the Company's results of operation is to increase net loss by approximately $2,000,000, the amount of the increase in reserve for accounts receivable.

16.   SUBSEQUENT EVENTS - UNAUDITED:

      ACQUISITIONS
      On January 6, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of Garvey Company, a Minnesota corporation, as a wholly-owned subsidiary for an estimated purchase price of approximately $880,000 plus related acquisition costs of approximately $40,000. The purchase price was paid by the issuance of 120,308 shares of common stock, with a market price of approximately $7.315 per share.

      On February 9, 1998, the Company purchased substantially all of the assets and assumed certain liabilities associated with AMC Acquisition Corp., a Texas corporation, for an estimated purchase price of approximately $450,000 plus related acquisition costs of approximately $30,000. The purchase price was paid by the issuance of 68,000 shares of common stock, with a market price of approximately $6.618 per share.

      On February 12, 1998, the Company entered into an agreement with Maxxim whereby it acquired from Maxxim an office/warehouse building located at 140 Industrial Boulevard, Sugar Land, Texas, for an estimated purchase price of approximately $1.2 million. The purchase price was paid in cash which the Company obtained pursuant to a second amendment of its Amended Loan Agreement (the "Second Amendment") with Comerica. In connection with the Second Amendment with Comerica, the Company obtained a Term Note C in the principal amount of $1,260,000 with a maturity date of February 12, 2013. Term Note C bears interest at the Prime Rate plus one-half of one percent per annum, is payable in monthly principal installments of $7,000 plus all accrued interest thereon and subject to the terms and conditions of the Amended Loan Agreement with Comerica. All of the borrowings from Comerica are secured by substantially all of the assets of the Company.

      EQUITY TRANSACTIONS
      On February 20, 1998 and March 13, 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 of the Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. The conversions were based on the current conversion price of $2.00 per share under the Note. The agreements also provide that the entire $4 million conversion shall be applied to the Company's full redemption obligation due in the year 2003 and partially to the Company's redemption obligation due in the year 2002 as provided in the Note. The Company has agreed to file a registration statement covering the

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      resale of the shares of Common Stock issued to Maxxim as a result of the conversions described above.

      On March 13, 1998, the Company entered into an agreement with some private institutional investors pursuant to which the Company issued to the investors $1,825,000 of its Series A Convertible Preferred Stock (the "Preferred Stock") for cash. The Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 75% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to conversion or $6.50. In connection with the agreement, the Company also issued to the investors a 5-year warrant to purchase 146,000 shares of the Company's Common Stock at exercise prices ranging from $7.125 to $9.619. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above.

      PRO FORMA FINANCIAL INFORMATION
      The following summarized pro forma (unaudited) information assumes these acquisition and equity transactions were completed at December 31, 1997:

                    Current assets              $16,126,497
                    Goodwill                      6,458,840
                    Total assets                 27,912,682
                    Line of credit                5,450,868
                    Long-term debt                5,513,816
                    Stockholders' equity        $10,847,064

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 20, 1997, the Company informed Goldstein Golub Kessler & Company, P.C. ("GGK"), its former principal accountants, of the decision of its Board of Directors to appoint Arthur Andersen LLP as its principal accountants in place of GGK whom the Board voted to dismiss. The Board's decision in no way reflects any dissatisfaction with the services of GGK, but is based on the Company's desire to engage the services of a bigger firm consistent with its growth strategy.

      In connection with the audits of the two most recent fiscal years ended December 31, 1996 and the subsequent interim periods through October 20, 1997, the Company had no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GGK, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion.

      The accountant's reports of GGK on the financial statements of the Company as of and for the fiscal year ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The accountant's report of GGK on the financial statements of the Company as of and for the fiscal year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, but contained an explanatory paragraph as to uncertainty about the Company's ability to continue as a going concern relating to substantial cumulative losses incurred as a development stage company from inception through that date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table provides information concerning each executive officer and director of the Company as of the date hereof:

                              AGE                      TITLE
                              ---                      -----
Michael M. Barbour            53    President, Chief Executive Officer, Director
Dan D. Sudduth                56    Executive Vice President, Chief Financial Officer, Director
Chike J. Ogboenyiya           46    Vice President -Finance, Secretary
Theron L. Morrow              43    Vice President - Sales and Marketing
Chadwick F. Smith, MD         64    Medical  Director, Director, Chairman of Board
Pedro A. Rubio, MD, Ph.D.     53    Director
Kenneth W. Davidson           50    Director
Ernest J. Henley, Ph.D.       71    Director

      Michael M. Barbour has been President, Chief Executive Officer and Director of the Company since May 1991. He has over 13 years experience in the field of laser products. Prior to forming Lasermedics, he was President of Medical Training Centers of America (formerly The Houston Laser Institute) from January 1987 to April 1991, which he founded in order to train and inform doctors in the medical and surgical use of lasers. From April 1984 to January 1987, he was President of Surgimedics, a Houston, Texas, manufacturer and distributor of medical products. Mr. Barbour graduated from the University of Houston in 1967 with a B.B.A. in marketing.

      Dan D. Sudduth joined the Company as Executive Vice President and Chief Financial Officer in February 1997. He has been a Director of the Company since January 1996. Mr. Sudduth was Chief Financial Officer for Mezzanine Telecom, Inc., a Houston-based telecommunications company ("MTI"), from 1994 to January 1997 and currently serves as a Director of MTI. During 1995 and 1996, Mr. Sudduth was President and Director of AMC Home Healthcare, Inc., a respiratory therapy company in Houston, Chairman of Mezzanine Financial Relations, Inc., a merchant banking firm in Houston, and Chief Financial Officer and Director of Creative Communications International, Inc., a Houston telecommunications company. From 1992 to 1994, Mr. Sudduth served as Chairman and Chief Executive Officer of Heart Labs of America, Inc. From 1988 to 1992, he was President and Chief Financial Officer of American Biomed, Inc. Mr. Sudduth received a B.B.A. in 1964 from Lamar University.

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

      Theron L. Morrow has been Vice President-Sales and Marketing of the Company since November 1997. He has over 12 years of experience in the medical devices industry. From 1991 to 1996, Mr. Morrow was divisional Vice President of Marketing for Maxxim Medical, Inc. Mr. Morrow holds a B.S. degree in sports medical sciences from Texas Christian University.

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

      Kenneth W. Davidson has been a Director of the Company since April 1996. He has also been President, Chief Executive Officer and Chairman of the Board of Directors of Maxxim Medical, Inc. since November 1986, and a Director since 1982. Prior to that time, Mr. Davidson was the Corporate Director of Business Development at Intermedics, Inc., which is principally a manufacturer of implantable devices such as pacemakers. Mr. Davidson is also a Director of Encore Orthopedics, Inc., a designer and manufacturer of implantable orthopedic devices.

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

    Based solely on a review of the forms the Company has received or prepared, the Company believes that during the year ended December 31, 1997, all filing requirements applicable to the Company's directors, officers and greater than 10% shareholders were met except Dr. Chadwick F. Smith who failed to file a Form 4 on a timely basis in connection with the shares of Common Stock he pledged as security for a loan from a financial institution.

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

ITEM 10. EXECUTIVE COMPENSATION

      SUMMARY OF COMPENSATION. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's President and Chief Executive Officer, Michael M. Barbour and Chief Financial Officer, Dan D. Sudduth. During 1997, 1996 and 1995, no other executive officers received compensation which exceeded $100,000:

                                                                          LONG TERM COMPENSATION
                                                                 --------------------------------------
                                                                           AWARDS               PAYOUTS
                                                                 ----------------------------   -------
                                   ANNUAL COMPENSATION                             SECURITIES
                        --------------------------------------                     UNDERLYING                 ALL
                                                  OTHER ANNUAL    RESTRICTED        OPTIONS/      LTIP       OTHER
   NAME AND POSITION    YEAR     SALARY    BONUS  COMPENSATION   STOCK AWARDS       SARS (#)     PAYOUTS  COMPENSATION
   -----------------    ----     ------    -----  ------------   ------------       --------     -------  ------------
                        1997    $160,000  40,000       --            --              3,333         --          --
   Michael M. Barbour   1996    $171,657    --         --            --               --           --          --
   CEO                  1995    $110,000    --       $9,000          --               --           --          --

                                                                          LONG TERM COMPENSATION
                                                                 --------------------------------------
                                                                           AWARDS               PAYOUTS
                                                                 ----------------------------   -------
                                   ANNUAL COMPENSATION                             SECURITIES
                        --------------------------------------                     UNDERLYING                 ALL
                                                  OTHER ANNUAL    RESTRICTED        OPTIONS/      LTIP       OTHER
   NAME AND POSITION    YEAR     SALARY    BONUS  COMPENSATION   STOCK AWARDS       SARS (#)     PAYOUTS  COMPENSATION
   -----------------    ----     ------    -----  ------------   ------------       --------     -------  ------------
                        1997    $134,811    --         --            --              3,333         --          --
   Dan D. Sudduth  (1)  1996        --      --         --            --               --           --          --
   CFO                  1995        --      --         --            --               --           --          --

------------
(1) Mr. Sudduth was a consultant to the Company prior to February 1997 when he became an employee.

    OPTION/SAR GRANTS. The following table provides certain information with respect to common stock options granted during the fiscal year ended December 31, 1997 by the Company's Chief Executive Officer and Chief
Financial Officer:

                    NUMBER OF
                    SECURITIES   PERCENT OF
                    UNDERLYING   TOTAL OPTIONS    EXERCISE
NAME AND            OPTION/SARS  /SARS GRANTED    PRICE            EXPIRATION
POSITION            GRANTED      TO EMPLOYEES     ($/SHARE)        DATE
--------            -----------  ------------     ---------        ----------
Michael M. Barbour  10,000       50%               $7.88/share     11/07/00
CEO

Dan D. Sudduth      10,000       50%               $7.88/share     11/07/00
CFO

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED OPTION VALUES. The following table provides certain information with respect to option exercises during the fiscal year ended December 31, 1997 by the Company's Chief Executive Officer and Chief Financial Officer:

                                                                         NUMBER OF                              VALUE OF
                                                                    SECURITIES UNDERLYING                     UNEXERCISED
                                                                         UNEXERCISED                         IN-THE-MONEY
                            SHARES                                       OPTIONS/SARS                       OPTIONS/SARS AT
                          ACQUIRED ON          VALUE               AT FISCAL YEAR END (#)               FISCAL YEAR END ($) (1)
    NAME                   EXERCISE          REALIZED                DECEMBER 31, 1997                          REALIZED
    ----                   --------          --------          ------------------------------        ------------------------------
                                                               EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
                                                               -----------      -------------        -----------      -------------
   Michael M. Barbour        --                 --               225,000             3,333            $ 712,500            --

   Dan D. Sudduth            --                 --                  --               3,333                 --              --

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the Common Stock on December 31, 1997 ($7.00 per share) and the exercise prices, which range between $3.00 and $4.50 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

      Effective January 15, 1996, the Board of Directors of the Company (the "BOD") adopted the following plans which were approved by the Company's shareholders in July 1996: (i) a 1996 Incentive Stock Plan under which the Company can issue up to 1.2 million shares of the Company's common stock to eligible officers, employees, and consultants of the Company and (ii) a 1996 Non-Employee Directors Stock Option Plan (the "Outside Director Plan") under which the Company can issue up 250,000 shares of common stock to its outside directors. On February 17, 1998, the Company filed a registration statement on Form S-8 covering all of the shares issuable under both plans with the Securities and Exchange Commission.

      In connection with their re-election to the BOD in June 1997, Drs. Rubio, Smith, and Henley and Mr. Davidson were each granted a stock option under the Outside Director Plan to purchase 10,000 shares of the

Company's common stock at a price of $4.81 per share. Also, in connection with their membership in the BOD in 1997, each of Messrs. Sudduth and Barbour was granted an option under the 1996 Incentive Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $7.88 per share. The options granted to Messrs. Barbour and Sudduth vest over a three-year period.

      The Outside Director Plan also provides that at the discretion of the BOD, the Company may pay a cash fee to non-employee directors from time to time for serving on and for attendance at meetings of, the BOD or any committee thereof (as such fees are set by the BOD from time to time.) During the year ended December 31, 1997, the Company paid the non-employee directors $500 per person for attendance at each meeting of the Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the number and percentage of shares of Common Stock beneficially owned as of March 16, 1998, by any person (including any group of affiliated persons) known by the Company to own 5% or more of the outstanding shares of the Company's Common Stock, each named executive officer and director, and all executive officers and directors of the Company as a group. Unless otherwise indicated, the Company has been advised that all holders listed have the power to vote and dispose of the number of shares set forth as beneficially owned by them.

                                          AMOUNT AND NATURE OF
      NAME AND ADDRESS                         BENEFICIAL         PERCENT OF
      OF BENEFICIAL OWNER (1)                 OWNERSHIP (2)         CLASS
      -----------------------                 -------------         -----
      Ernest J. Henley, Ph.D. ........        3,545,000(3)          51.17%

      Kenneth W. Davidson.............        3,520,000(3)          50.99%
          10300 49th Street North
          Clearwater, FL 33762

      Maxxim Medical, Inc. ...........        3,500,000(4)          50.85%
          10300 49th Street North
          Clearwater, FL 33762

      Chadwick F. Smith, MD. .........          430,666(5)           7.67%
          1127 Wilshire Blvd.
          Los Angeles, California 90017

      Michael M. Barbour..............          421,748(6)           7.52%

      Pedro A. Rubio, MD, Ph.D. ......          129,128(7)           2.36%

      Dan D. Sudduth..................           70,000(8)           1.28%

      All Executive Officers and
      Directors as a Group (8 persons)        4,667,042(9)          61.38%
------------
(1) Unless otherwise specified, the address of each beneficial owner is c/o Henley Healthcare, Inc. 120 Industrial Boulevard, Sugar Land, Texas 77478.

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

(3) Includes 1,500,000 shares issuable upon the conversion of the Company's convertible subordinated promissory note, as amended, in the principal amount of $3 million issued to Maxxim (the "Maxxim Note"), and 2,000,000 shares currently owned by Maxxim, as to which Dr. Henley and Mr. Davidson, who are directors of both the Company and Maxxim, may be deemed the beneficial owners by virtue of their affiliation with Maxxim. See "Certain Relationships and Related Transactions." The additional 45,000 and 20,000 shares listed for each of Dr. Henley and Mr. Davidson, respectively, consist entirely of warrants and/or options exercisable as of the date hereof.

(4) In addition to holding 2,000,000 shares of common stock, Maxxim is the holder of the Maxxim Note, which is convertible into 1,500,000 shares of Common Stock. See "Certain Relationships and Related Transactions."

(5) Includes 235,000 shares issuable upon exercise of currently exercisable options.

(6) Includes 228,333 shares issuable upon exercise of currently exercisable options.

(7) Includes 78,333 shares issuable upon exercise of currently exercisable options.

(8) Includes 63,333 shares issuable upon exercise of currently exercisable options or warrants.

(9) In addition to the 1,500,000 shares issuable upon conversion of the Maxxim Note and the currently exercisable options and warrants listed above, this amount includes (i) 500 shares and 50,000 currently exercisable options owned by Chike J. Ogboenyiya, the Company's Vice President-Finance and Secretary.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective May 1996, the Company entered into a consulting agreement with Chadwick F. Smith, MD, one of its Directors. The agreement includes an annual compensation of $90,000 and terminates on December 31, 1998.

    In May 1996, the Company entered into an agreement with Mezzanine Financial Relations, Inc., a financial relations company ("Mezzanine"), pursuant to which Mezzanine agreed to provide financial consulting services with regard to potential mergers and acquisitions in consideration for a monthly fee of $10,000. Mr. Sudduth, Executive Vice President, Chief Financial Officer and a Director of the Company, is a shareholder of Mezzanine and its Chairman of the Board. The agreement terminated on January 31, 1997.

    On April 30, 1996, the Company entered into an agreement with Maxxim, whereby the Company purchased certain assets (and assumed certain liabilities) associated with for an estimated purchase price of approximately $13.5 million. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7 million, with the balance of the purchase price paid in cash provided through a financing with a bank. Mr. Davidson and Dr. Henley are currently employed by Maxxim, with Mr. Davidson serving in the capacities of Chairman of the Board, Chief Executive Officer and President and Dr. Henley serving as a Director and consultant. Dr. Henley's consulting agreement, which was entered into between Dr. Henley and Maxxim in 1987, was acquired in the transaction with Maxxim. The agreement included a monthly consulting fee in the amount of $5,833 and terminated on October 31, 1997. The Company currently uses Dr. Henley's services on as-needed basis for a monthly consulting fee of $1,750.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

      See "Index of Exhibits" below which lists the documents filed as exhibits herewith.

      REPORTS ON FORM 8-K

      On October 15, 1997, the Company filed a Current Report on Form 8-K in which it reported its agreement with Cybex pursuant to which it purchased certain assets of (and assumed certain liabilities associated with) the isokinetic rehabilitation product line of Cybex.

      On October 20, 1997, the Company filed a Current Report on Form 8-K in which it reported the dismissal of Goldstein Golub Kessler & Company, P.C. ("GGK"), the Company's former principal accountants, and the engagement of Arthur Andersen LLP as its principal accountants to replace GGK.

                                   SIGNATURES

      IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1998.

                                          HENLEY HEALTHCARE, INC.
                                               (Registrant)

                                          By:  MICHAEL M. BARBOUR
                                          -----------------------------
                                               Michael M. Barbour
                                         (President and Chief Executive Officer)

        IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                 TITLE                             DATE
---------                                 -----                             ----
MICHAEL M.  BARBOUR           President and Chief Executive Officer      March 30, 1998
--------------------          and Director (Principal Executive Officer)
(Michael M. Barbour)


DAN D. SUDDUTH                Executive Vice President and Director      March 30, 1998
--------------------          (Principal Financial Officer)
(Dan D. Sudduth)


CHIKE J. OGBOENYIYA           Vice President-Finance & Secretary         March 30, 1998
--------------------          (Principal Accounting Officer)
(Chike J. Ogboenyiya)


CHADWICK F. SMITH, MD.        Chairman and Director                      March 30, 1998
--------------------
(Chadwick F. Smith, MD.)


PEDRO A. RUBIO,  MD, Ph.D.    Director                                   March 30, 1998
--------------------
(Pedro A. Rubio, MD, Ph.D.)


ERNEST J. HENLEY, Ph.D.       Director                                   March 30, 1998
--------------------
(Ernest J. Henley, Ph.D.)


KENNETH W. DAVIDSON           Director                                   March 30, 1998
--------------------
(Kenneth W. Davidson)

                             HENLEY HEALTHCARE, INC.
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                INDEX OF EXHIBITS

      Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents filed herewith:

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

3.1* Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Company's Periodic Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-28556)).

3.2   Amended and Restated By-Laws

3.3   Statement of Designation of Series A Preferred Stock

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

4.3* Form of Underwriter's Warrant. (Exhibit 4C to the Company's Registration Statement on Form S-18 (No. 33-49972) dated July 22, 1992).

10.1* 1996 Amended and Restated Non-Employee Director Stock Option Plan.
      (Exhibit C to the Company's Proxy Statement on Schedule 14A dated June 24, 1996 (File No. 0-28566)).

10.2* 1996 Incentive Stock Plan. (Exhibit B to the Company's Proxy Statement on
      Schedule 14A dated June 24, 1996 (File No. 0-28566)).

10.3* Employment Agreement with Michael Barbour dated November 22, 1996.
      (Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.4* Consulting Agreement with Chadwick F. Smith, MD dated November 22, 1996.
      (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.5* Asset Purchase Agreement dated November 12, 1996 with MJH Medical
      Equipment and Michael J. Houska. (Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.6* Employment Agreement with Michael J. Houska dated November 12, 1996.
      (Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.7* Plan and Agreement of Merger with Health Career Learning Systems, Inc.
      dated November 27, 1996. (Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.8* Stock Purchase Agreement with Paula L. Buhr dated January 24, 1996.
      (Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.9* Asset Purchase Agreement with Gatti Medical Supply dated January 24, 1996.
      (Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.10*Master Agreement and Manufacturing Agreement with CB Svendsen, a/s dated
      March 12, 1997. (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.11 Asset Purchase Agreement with Cybex International, Inc. dated September 30, 1997.

10.12 Plan and Agreement of Merger with Garvey Company dated January 9, 1998.

10.13 Asset Purchase Agreement with AMC Acquisition Corp., Dan D. Sudduth, Britton D. Sudduth and Roger W. Dartt dated February 12, 1998.

10.14 Asset Purchase Agreement with August Schild d/b/a Summer Medical dated October 6, 1997.

21.1  Subsidiaries of Registrant

23.1  Consent of Arthur Andersen LLP

23.2  Consent of Goldstein Golub Kessler & Company, P.C.

27.1  Financial Data Schedule