Form 10QSB
period 1998-03-31
HENLEY HEALTHCARE INC
filed 1998-05-15
CIK 890284

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

        For the quarterly period ended March 31, 1998

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
             ACT

             For the transition period from                      to

                         Commission File Number 0-28566

                             HENLEY HEALTHCARE, INC.
        (Exact name of small business issuer as specified in its charter)

        TEXAS                                               76-0335587
(State or other jurisdiction of No.)               (IRS Employer Identification
                                                  incorporation or organization)

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

        As of May 13, 1998, the issuer had 5,383,205 shares of common stock outstanding.


        Transitional Small Business Disclosure Format:    Yes [ ] No [x]

================================================================================

                          PART I. FINANCIAL INFORMATION

        THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ARE FORWARD LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE COMPANY'S ESTIMATE OF SUFFICIENCY OF EXISTING CAPITAL RESOURCES AND ITS ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND CASH REQUIREMENTS FOR FUTURE OPERATIONS AND ACQUISITIONS. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. THE ABILITY TO ACHIEVE THE COMPANY'S EXPECTATIONS IS CONTINGENT UPON A NUMBER OF FACTORS WHICH INCLUDE (I) ONGOING COST OF RESEARCH AND DEVELOPMENT ACTIVITIES, (II) TIMELY APPROVAL OF THE COMPANY'S PRODUCT CANDIDATES BY APPROPRIATE GOVERNMENTAL AND REGULATORY AGENCIES, (III) EFFECT OF ANY CURRENT OR FUTURE COMPETITIVE PRODUCTS, (IV) THE COMPANY'S ABILITY TO MANUFACTURE AND MARKET ITS PRODUCTS COMMERCIALLY, (V) THE RETENTION OF KEY PERSONNEL AND (VI) CAPITAL MARKET CONDITIONS. THIS REPORT MAY CONTAIN TRADEMARKS AND SERVICE MARKS OF OTHER COMPANIES

ITEM 1.        FINANCIAL STATEMENTS

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                                INDEX TO FINANCIAL STATEMENTS
                                -----------------------------

                                                                        PAGE

Consolidated Balance Sheets                                                3

Consolidated Statements of Operations
                                                                           4

Consolidated Statements of Cash Flows
                                                                           5

Notes to Consolidated Financial Statements                               6-8

                                                         HENLEY HEALTHCARE, INC.

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         1998          1997
--------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................... $    928,732   $    123,620
  Accounts receivable, net of allowance for
     doubtful accounts of $2,272,155 and
     $2,165,124, respectively .....................    7,525,262      6,675,800
  Inventory .......................................    8,797,195      8,147,357
  Prepaid expenses ................................      202,234        228,165
  Other current assets ............................       10,294         71,960
--------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS .....................   17,463,717     15,246,902

PROPERTY, PLANT AND EQUIPMENT, net ................    5,404,230      3,994,231
GOODWILL AND OTHER INTANGIBLES, net ...............    6,308,076      5,670,004
OTHER ASSETS, net .................................    1,206,505      1,244,580
--------------------------------------------------------------------------------

TOTAL ASSETS ...................................... $ 30,382,528   $ 26,155,717
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank ........................... $  7,056,174   $  7,105,868
  Current maturities of long-term debt ............      433,763        433,763
  Accounts payable ................................    3,901,292      3,970,270
  Accrued expenses and other current liabilities ..    1,056,394      1,099,572
--------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES ................   12,447,623     12,609,473

INTEREST PAYABLE ..................................      289,501        536,667
LONG-TERM DEBT, net of current maturities .........    6,706,383      9,466,179
--------------------------------------------------------------------------------
         TOTAL LIABILITIES ........................   19,443,507     22,612,319


STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par value; authorized
    2,500,000 shares; issued and outstanding
    1,825 shares of Series A ......................    1,368,750           --
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 5,662,205 and
    3,473,897, respectively .......................       56,622         34,738
  Additional paid-in-capital ......................   20,030,058     14,117,079
  Accumulated deficit .............................  (10,290,230)   (10,382,240)
--------------------------------------------------------------------------------
                                                      11,165,200      3,769,577
  Treasury stock, at cost, 279,000 common shares ..     (226,179)      (226,179)
--------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY ................   10,939,021      3,543,398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........ $ 30,382,528   $ 26,155,717
================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                                                         HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

================================================================================
Three months ended March 31,                               1998         1997
--------------------------------------------------------------------------------
NET SALES ..........................................  $ 7,984,201   $ 4,866,626
COST OF SALES ......................................    4,186,722     1,967,537
--------------------------------------------------------------------------------
GROSS PROFIT .......................................    3,797,479     2,899,089

OPERATING EXPENSES .................................    3,185,853     2,469,241
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS .............................      611,626       429,848

INTEREST EXPENSE ...................................     (332,895)     (242,768)
OTHER INCOME (EXPENSE), net ........................     (186,721)      (33,901)
--------------------------------------------------------------------------------
NET INCOME .........................................  $    92,010   $   153,179
--------------------------------------------------------------------------------
DEEMED PREFERRED STOCK DIVIDENDS                      $    68,000   $      -
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.........  $    24,010   $      -
================================================================================
NET INCOME PER COMMON SHARE - basic and diluted ....  $      0.01   $      0.06
================================================================================
SHARES USED IN COMPUTING NET INCOME
  PER COMMON SHARE  - basic and diluted ............    3,913,896     2,780,493
================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HENLEY HEALTHCARE, INC.

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 (Unaudited)
============================================================================================
Three months ended March 31,                                             1998         1997
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                   $    92,010   $   153,179
--------------------------------------------------------------------------------------------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization expense ......................      308,075       130,358
     Interest expense imputed on notes payable ..................       59,500        94,500
     Bad debt expense ...........................................      107,031       484,117
     Changes in operating assets and liabilities:
       Increase in accounts receivable ..........................     (739,899)     (735,604)
       Increase in inventory ....................................       (5,360)     (172,887)
       Decrease in prepaid expenses and other
          current assets ........................................       97,891        22,793
       Decrease (increase) in other assets ......................        2,118       (91,398)
       (Decrease) increase in accounts payable, accrued
          expenses and other current liabilities ................     (479,539)      233,873
--------------------------------------------------------------------------------------------
              Total adjustments .................................     (650,183)      (34,248)
--------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities     (558,173)      118,931
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired of $8,230 ..................        8,230      (458,584)
  Capital expenditures ..........................................   (1,402,819)      (21,243)
--------------------------------------------------------------------------------------------
             Net cash used in investing activities ..............   (1,394,589)     (479,827)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock .................    1,800,000          --
  Proceeds from line of credit ..................................    2,560,373     2,372,891
  Payments of line of credit ....................................   (2,755,067)   (1,976,829)
  Proceeds from long-term debt ..................................    1,260,000          --
  Principal payments of long-term debt ..........................     (107,432)     (109,460)
--------------------------------------------------------------------------------------------
            Net cash provided by financing activities ...........    2,757,874       286,602
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ............      805,112       (74,294)

Cash and cash equivalents at beginning of period ................      123,620       507,892
--------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period ......................  $   928,732   $   433,598
============================================================================================

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
    Interest ....................................................  $   247,166   $   105,586
============================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION:

        The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 1997, as reported in the Form 10-KSB, have been omitted.

2.      ACQUISITIONS:

        In January 1998, the Company acquired all of the issued and outstanding common stock of Garvey Company, a Minnesota corporation, as a wholly-owned subsidiary, for an estimated purchase price of approximately $880,000, plus related acquisition costs of approximately $40,000. The purchase price was paid by the issuance of 120,308 shares of the Company's common stock. The acquisition was accounted for as a purchase.

        In February, 1998, the Company purchased substantially all of the assets and assumed certain liabilities associated with AMC Acquisition Corp., a Texas corporation, for an estimated purchase price of approximately $450,000, plus related acquisition costs of approximately $30,000. The purchase price was paid by the issuance of 68,000 shares of common stock. The acquisition was accounted for as a purchase.

        On March 6, 1998, the Company entered into a definitive purchase agreement with Delft Instruments N.V., an international conglomerate with headquarters in The Netherlands and key operations in medical, defense, aerospace, industrial and scientific industries, to acquire its Enraf-Nonius, B.V. ("Enraf") wholly-owned subsidiary. Enraf specializes in the development, manufacture and sale of medical products, including ultra-sound and electrical stimulation, used in pain management, physical therapy and rehabilitation. The proposed acquisition is subject to various conditions including obtaining sufficient financing by the Company and approvals of the Boards of Directors of both companies. While the Company is currently in negotiations for financing the transaction and has postponed the expected completion date of the acquisition, there can be no assurance that the Company will obtain the necessary financing or that the acquisition will be completed under its current terms, if at all.

3.      FINANCINGS:

        In February 1998, the Company entered into an agreement with Maxxim Medical, Inc. ("Maxxim") whereby it acquired from Maxxim an office/warehouse building located at 140 Industrial Boulevard, Sugar Land, Texas, for an estimated purchase price of approximately $1.2 million. The purchase price was paid in cash which the Company obtained pursuant to a second amendment of its Amended Loan Agreement (the "Second Amendment") with Comerica Bank-Texas, a Texas banking corporation ("Comerica".) In connection with the Second Amendment with Comerica, the Company obtained a Term Note C in the principal amount of $1,260,000 with a maturity date of February 12, 2013. Term Note C bears interest at the Prime Rate plus one-half of one percent per annum, is payable in monthly principal installments of $7,000 plus all accrued interest thereon and subject to the terms and conditions of the Amended Loan Agreement with Comerica. All of the borrowings from Comerica are secured by substantially all of the assets of the Company.

        On February 20, 1998 and March 13, 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 outstanding under its convertible promissory note (the "Note") into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. The conversions were based

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        on the current conversion price of $2.00 per share under the Note. The agreements also provide that the entire $4 million conversion shall be applied to the Company's full redemption obligation due in the year 2003 and partially to the Company's redemption obligation due in the year 2002 as provided in the Note. The Company has filed a registration statement covering the resale of the shares of Common Stock issued to Maxxim as a result of the conversions described above.

        In March, 1998, the Company entered into an agreement with certain private institutional investors pursuant to which the Company issued to the investors $1,825,000 of its Series A Convertible Preferred Stock (the "Preferred Stock") for cash. The Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 75% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to conversion or (ii) $6.50. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Preferred Stock by paying 130% of the purchase price. The Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 146,000 shares of the Company's Common Stock at exercise prices ranging from $7.125 to $9.619. No value was assigned to the warrants as the value was immaterial.

        The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $456,250 will be treated as a dividend to the holders of the Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Preferred Stock. For the three months ended March 31, 1998, the deemed dividend amounted to aproximately $68,000.

4.      NET INCOME PER COMMON SHARE:

        The Company adopted SFAS No. 128, which requires the presentation of both basic and diluted earnings per common share . Basic earnings per common share is based on the weighted

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

        average number of common shares outstanding during the period, while diluted earnings per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The common shares resulting from the assumed conversion of the Preferred Stock at the time of issuance (which are considered under the if-converted method) and the Company's outstanding stock options and warrants have not been included in the calculation because their effect would be anti-dilutive. As a result, both basic and diluted earnings per common share are the same.

5.      SUBSEQUENT EVENTS:

        In April 1998, the Company entered into an agreement with certain private institutional investors pursuant to which the Company issued to the investors $675,000 of the Preferred Stock for cash, under the same terms and conditions as the Preferred Stock issued in March 1998. However, in connection with this agreement, the Company issued to the investors 5-year warrants to purchase an aggregate of 54,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $8.606. No value was assigned to the warrants as the value was immaterial.

        The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $168,750 will be treated as a dividend to the holders of the Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Preferred Stock.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

        The Company's principal business strategies are to (i) expand distribution channels and explore new markets, (ii) consolidated the highly-fragmented physical therapy and rehabilitation industry by pursuing strategic acquisitions that complement existing product lines and increase market share, (iii) maximize the utilization of existing manufacturing facilities for increased productivity, (iv) improve profitability, (v) reduce long-term indebtedness, and (vi) obtain market clearance from the U.S. Food and Drug Administration for the Microlight 830TM.

        Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the Microlight 830TM. Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. All acquisitions have been accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines.

        The Company intends to continue its evaluation of acquisitions, and a period of rapid growth could place a significant strain on the Company's management, operations and other resources. There can be no assurance that the Company will continue to be able to identify attractive or willing acquisition candidates, or that the Company will be able to acquire such candidates on economically acceptable terms. The Company's ability to grow through acquisitions and manage such growth will require the Company to continue to invest in its operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company. As the Company pursues its acquisition strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1997 filed with the SEC on Form 10-KSB.

RESULTS OF OPERATIONS

        Net sales were approximately $7,984,000 for the quarter ended March 31, 1998, representing an increase of approximately $3.1 million over the amount reported for the same period in 1997. This increase is primarily from increased sales attributable to the newly acquired businesses.

        Gross margin as a percentage of sales for the quarter ended March 31, 1998 decreased to approximately 48% from approximately 60% reported for the same period in 1997. This decrease resulted primarily from larger sales of high-dollar lower margin products during the first quarter of 1998.

        Operating expenses for the quarter ended March 31, 1998 increased approximately $717,000 over the approximate $2.5 million reported for the same period in 1997. However, as a percent of sales, operating expenses for the quarter ended March 31, 1998 decreased to approximately 40% compared to approximately 51% for the same period in 1997. The increase in operating expenses is due to the increased relative costs associated with the acquisitions and integration of the acquired operations into existing activities. However, the decrease in operating expenses as a percentage of sales reflects the effects of larger overall sales from the acquired operations.

        Interest expense for quarter ended March 31, 1998 was approximately $333,000 compared to approximately $243,000 for the same period in 1997. The increase in interest expense was primarily due to the interest-bearing notes issued to finance some of the Company's acquisitions.

        As a result of the foregoing, the Company reported consolidated net income of approximately $92,000 for the quarter ended March 31, 1998 compared to approximately $153,000 reported for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company had cash and cash equivalents in the amount of $928,732 compared with cash and cash equivalents of $123,620 at December 31, 1997. The increase in cash and cash equivalents was primarily from the proceeds from the issuance of preferred stock. At March 31, 1998, the Company had working capital of approximately $5,000,000 and its current ratio was 1.4 to 1 as compared to $2,637,000 and 1.2 to 1 at December 31, 1997. This increase in the current ratio is primarily due to the decrease in the amount of outstanding line of credit. At March 31, 1998, the Company had no material capital expenditure commitments.

        Between March and April 1998, the Company sold an aggregate of 2,500 shares of the Preferred Stock at $1000 per share in private offerings, resulting in gross proceeds of $2.5 million. The Preferred Stock is convertible into the Company's common stock at the lesser of (i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $6.50 per share. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Preferred Stock by paying 130% of the purchase price. The Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. No value was assigned to the warrants as the value was immaterial.

        The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $625,000 will be treated as a dividend to the holders of the Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Preferred Stock.

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

("Term Note C"). Term Note A, Term Note B and Term Note C are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the three term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of March 31, 1998, the Company had approximately $944,000 available for borrowing under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of
(i) $8,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory.

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

        Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit facilities will be sufficient to satisfy the Company's capital requirements for the Company's existing operations for the foreseeable future. However, the Company will need to obtain significant additional capital to finance its acquisition strategy, including the Enraf-Nonius acquisition. (See Footnotes to Consolidated Financial Statements.) If the Company's operating cash flows are inadequate or if the Company is unable to obtain sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

        The following sales of unregistered securities occurred during the quarter ended March 31, 1998, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended:

        In connection with the acquisition of Garvey and AMC, the Company issued to the sellers an aggregate of 188,308 shares of common stock. (See Footnotes to Consolidated Financial Statements).

        During March 1998, the Company issued to certain institutional investors 1,825 shares of Preferred Stock and 5-year warrants to purchase an aggregate of 146,000 shares of common stock. (See Footnotes to Consolidated Financial Statements).

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

        See "Index of Exhibits" below which lists the documents filed as exhibits to this report.

        (b)    REPORTS ON FORM 8-K

        During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K in which it reported the conversion into common stock of an aggregate $4.0 million of the $7.0 million Note by Maxxim and the issuance of the Company's convertible Series A Preferred Stock.

                                   SIGNATURES

        IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      HENLEY HEALTHCARE, INC.
                                           (Registrant)

                                      BY  :  /s/ MICHAEL M. BARBOUR
                                           -------------------------
                                                Michael M. Barbour
                                       (President and Chief Executive Officer)

                                       By : /s/   DAN D. SUDDUTH
Date: May 13, 1998                         -------------------------
                                                  Dan D. Sudduth
                                          (Executive Vice President and
                                             Chief Financial Officer)

                                       By :  /s/CHIKE J. OGBOENYIYA
Date: May 13, 1998                        --------------------------
                                               Chike J. Ogboenyiya
                                   (Vice President and Chief Accounting Officer)

                             HENLEY HEALTHCARE, INC.
                             EXHIBITS TO FORM 10-QSB
                      for the quarter ended March 31, 1998

                                INDEX OF EXHIBITS

        Exhibits incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are documents filed herewith.

EXHIBIT
   NO.                           DESCRIPTION
   ---                           -----------

3.1 Certificate of Designation for the Series A Preferred Stock as filed with the Texas Secretary of State on March 13, 1998 (as corrected by the Certificate of Correction filed on March 18, 1998).

4.1 Form of Subscription Agreement between the Company and the Series A Preferred Stock Investors.

4.2     Form of Stock Purchase Warrant issued to Series A Preferred Stock
        Investors.

4.3 Form of Registration Rights Agreement between the Company and the Series A Preferred Stock Investors.

10.1 Letter Agreement dated February 20, 1998, between the Company and Maxxim relating to the conversion of the Note.

10.2 Letter Agreement dated March 13, 1998, between the Company and Maxxim relating to the conversion of the Note.

27.1 Financial Data Schedule for the quarter ended March 31, 1998.