Form 10QSB
period 1998-06-30
HENLEY HEALTHCARE INC
filed 1998-08-14
CIK 890284

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                ---------------

                                  FORM 10-QSB

                                ---------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

Yes [x] No [  ]

        As of August 10, 1998, the issuer had 5,383,205 shares of common stock outstanding.


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

                          INDEX TO FINANCIAL STATEMENTS
                         -----------------------------
                                                                            PAGE

Consolidated Balance Sheets                                                  3

Condensed Consolidated Statements of Operations                              4

Consolidated Statements of Cash Flows                                        6

Notes to Consolidated Financial Statements                                 7-9

                             HENLEY HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30, 1998   December 31,
                                                                       1997

                                                    (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ....................  $  1,326,979    $    123,620
   Accounts receivable, net of allowance for
      doubtful accounts of $3,117,888 and
      $2,165,124, respectively ..................    12,667,940       6,675,800
   Inventory ....................................    10,815,826       8,147,357
   Prepaid expenses .............................       671,130         228,165
   Other current assets .........................       140,196          71,960
-------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS ......................    25,622,071      15,246,902

PROPERTY, PLANT AND EQUIPMENT, net ..............     7,164,606       3,994,231
GOODWILL AND OTHER INTANGIBLES, net .............    18,367,362       5,670,004
OTHER ASSETS, net ...............................     1,345,109       1,244,580
-------------------------------------------------------------------------------

TOTAL ASSETS ....................................  $ 52,499,148    $ 26,155,717
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit - bank ........................  $ 14,796,882    $  7,105,868
   Current maturities of long-term debt .........     2,345,214         433,763
   Accounts payable .............................     7,270,276       3,970,270
   Accrued expenses and other current liabilities     4,073,124       1,099,572
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES .......................    28,485,495      12,609,473
INTEREST PAYABLE ................................       295,000         536,667
LONG-TERM DEBT, net of current maturities .......    15,296,569       9,466,179
-------------------------------------------------------------------------------

      TOTAL LIABILITIES .........................    44,077,064      22,612,319
STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par value; authorized
      2,500,000 shares; issued and outstanding
      1,825 shares of Series A ..................     1,368,750            --
   Common stock - $.01 par value; authorized
      20,000,000 shares; issued 5,662,205 and
      3,473,897, respectively ...................        56,622          34,738
   Additional paid-in-capital ...................    20,030,058      14,117,079
   Accumulated deficit ..........................   (10,290,230)    (10,382,240)
-------------------------------------------------------------------------------
                                                     11,165,200       3,769,577

   Treasury stock, at cost, 279,000 common shares      (226,179)       (226,179)
-------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY ................     8,422,084       3,543,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......  $ 52,499,148    $ 26,155,717
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         HENLEY HEALTHCARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

Three months ended June 30,                             1998            1997
-------------------------------------------------------------------------------

NET SALES .......................................   $ 10,650,466    $ 5,545,031
COST OF SALES ...................................      6,750,477      2,602,276
-------------------------------------------------------------------------------

GROSS PROFIT ....................................      3,899,989      2,942,755

OPERATING EXPENSES ..............................      5,304,780      2,541,636
-------------------------------------------------------------------------------

INCOME FROM OPERATIONS ..........................     (1,404,791)       401,119

LOSS ON DISPOSAL OF HOMECARE DIVISION ...........       (952,052)
INTEREST EXPENSE ................................       (386,976)      (264,244)
OTHER INCOME (EXPENSE), net .....................       (237,331)       (43,177)
-------------------------------------------------------------------------------

NET INCOME (LOSS)................................   $ (2,981,150)   $    93,698
-------------------------------------------------------------------------------

PREFERRED STOCK DIVIDENDS .......................   $    621,141    $      --
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS ....................................   $ (3,602,291)   $      --

-------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE -
basic and diluted ...............................   $     (0.67)    $      0.03

-------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET INCOME (LOSS)
PER COMMON SHARE  - basic and diluted ...........      5,383,205      2,988,061
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         HENLEY HEALTHCARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

Six  months ended June 30,                              1998            1997
-------------------------------------------------------------------------------

NET SALES .......................................  $ 18,634,667    $ 10,411,657
COST OF SALES ...................................    10,937,199       4,569,813
-------------------------------------------------------------------------------

GROSS PROFIT ....................................     7,697,468       5,841,844

OPERATING EXPENSES ..............................     8,490,633       5,010,877
-------------------------------------------------------------------------------

INCOME FROM OPERATIONS ..........................      (793,165)        830,967

LOSS ON DISPOSAL OF HOMECARE DIVISION ...........      (952,052)           --
INTEREST EXPENSE ................................      (719,871)       (507,012)
OTHER INCOME (EXPENSE), net .....................      (424,048)        (77,078)
-------------------------------------------------------------------------------

NET INCOME (LOSS)................................  $ (2,889,136)   $    246,877
-------------------------------------------------------------------------------

PREFERRED STOCK DIVIDENDS .......................  $    700,782    $       --
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS ....................................  $ (3,589,918)   $       --
-------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE -
basic and diluted ...............................  $      (0.77)   $       0.09
-------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET INCOME PER COMMON
   SHARE  - basic and diluted ...................     4,652,609       2,884,851
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           HENLEY HEALTHCARE, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (Unaudited)

Six months ended June 30,                                  1998           1997
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)....................................   $(2,889,136)   $   246,877
----------------------------------------------------------------------------------

      Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization expense..........       867,655        273,119
      Interest expense imputed on notes payable .....        79,332        165,667
      Bad debt expense ..............................       590,846        690,441
            Changes in operating assets and
              liabilities:
          Increase in accounts receivable ...........      (988,007)    (1,270,555)
          Increase in inventory .....................       760,142       (360,923)
          Decrease in prepaid expenses and other
              current assets ........................                           80
          Decrease (increase) in other assets .......       155,956             80
          (Decrease) increase in accounts payable, ..         7,843        (97,084)
             accrued expenses and other current
             liabilities ............................      (219,649)      (107,449)
----------------------------------------------------------------------------------

                Total adjustments ...................     1,254,117       (706,704)
----------------------------------------------------------------------------------

                Net cash used in
                   operating activities .............    (1,635,019)      (459,827)
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired of $8,230 .....      (561,770)      (439,641)
   Capital expenditures .............................    (1,682,102)       (61,367)
----------------------------------------------------------------------------------

                Net cash used in investing activities    (2,243,872)      (501,008)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock ....     2,249,875           --
   Proceeds from line of credit .....................       698,955      1,519,462
   Payments of line of credit .......................          --             --
   Proceeds from long-term debt .....................     1,260,000           --
   Principal payments of long-term debt .............      (236,874)      (596,392)
----------------------------------------------------------------------------------

                Net cash provided by financing
                  activities ........................     3,971,956        923,070
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         93,065        (37,765)
Cash and cash equivalents at beginning of period ....     1,233,914        507,892
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period ..........   $ 1,326,979    $   470,127

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest ......................................   $   701,000    $   325,335

----------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 1997, as reported in the Form 10-KSB, have been omitted.

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

      On May 29, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enraf-Nonius, B.V. ("Enraf"), a wholly-owned subsidiary of Delft Instruments N.V.("Delft"). Enraf specializes in the development, manufacture and sale of medical products, including ultra-sound and electrical stimulation, used in pain management, physical therapy and rehabilitation. The purchase price for Enraf was approximately $15 million plus acquisition costs of approximately $570,000. The purchase was financed with short and long term notes totaling approximately $7 million from Delft and $8 million from bank financing. the short term nontes were repaid by the Series B Preferred offering that were funded in july and August 1998. The acquisition has been accounted for as a purchase.

3.    FINANCINGS:

      In February 1998, the Company entered into an agreement with Maxxim Medical, Inc. ("Maxxim") whereby it acquired from Maxxim an office/warehouse building located at 140 Industrial Boulevard, Sugar Land, Texas, for an estimated purchase price of approximately $1.2 million. The purchase price was paid in cash which the Company obtained pursuant to a second amendment of its Amended Loan Agreement "Second Amendment") with Comerica Bank-Texas, a Texas banking corporation ("Comerica".) In connection with the Second Amendment with Comerica, the Company obtained a Term Note C in the principal amount of $1,260,000 with a maturity date of February 12, 2013. Term Note C bears interest at the Prime Rate plus one-half of one percent per annum, is payable in monthly principal installments of $7,000 plus all accrued interest thereon and subject to the terms and conditions of the Amended Loan Agreement with Comerica. All of the borrowings from Comerica are secured by substantially all of the assets of the Company.

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

      In March and April 1998, the Company entered into an two agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 2,500 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") for $2.5 million in cash. The Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 75% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to conversion or
      (ii) $7.125 for 1,825 shares and $6.375 for 675 shares. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Preferred Stock by paying 130% of the purchase price. The Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. No value was assigned to the warrants as management estimated their value to be immaterial due to the exercise prices primarily being in excess of the current fair value of the Company's common stock.

      As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This aggregate discount amount of $833,333 will be treated as a dividend to the holders of the Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Preferred Stock. For the six months ended June 30, 1998, the deemed dividend amounted to approximately $673,000. The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above.

4.     COMMITMENTS:

      In connection with the acquisition of Enraf-Nonius, B.V., the company entered into certain long-term agreements with Delft Instruments, B. V. (Delft) and its subsidiaries. This includes operating leases that are generally for seven-year terms and require aggregate annual lease payments of approximately $3 million. management believes the leases approximate market rates. The company also entered into a seven year $1.6 million note with Delft to fund the pension liability of the German subsidiary of Enraf-Nonius. the note bears interest at 4% for the first year and 5% thereafter and is payable over the last five years.

5.    NET INCOME PER COMMON SHARE:

      The Company adopted SFAS No. 128, which requires the presentation of both basic and diluted earnings per common share . Basic earnings per common share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The common shares resulting from the assumed conversion of the Preferred Stock at the time of issuance (which are considered under the if-converted method) and the Company's outstanding stock options and warrants have not been included in the calculation because their effect would be anti-dilutive. As a result, both basic and diluted earnings per common share are the same.

6.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1997, the Financial Accounting Standards Board adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. The Company is adopting this statement in the current fiscal year. There is no difference in the reported amounts of net income and comprehensive income for the three and six months ended June 30, 1998.

7.    SUBSEQUENT EVENTS:

      In July and August, the Company entered into two agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 4,700 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") for $4.3 million in cash. The Series B Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 110% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to issuance date or (ii) 87% of the average bid price for any 3 consecutive days of the 20 days prior to conversion. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $3.50. The Series B Preferred Stock shall bear no dividend. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 235,000 shares of the Company's Common Stock at exercise prices ranging from $5.87 to 6.00. No value was assigned to the warrants as management estimated their value to be immaterial.

      As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Series B Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Series B Preferred Stock was sold to the investors. This discount amount of $702,000 will be treated as a dividend to the holders of the Series B Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Series B Preferred Stock. The Company intends to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and exercise of the warrants sold to the investors describe above.

      Pursuant to the terms of the Statement of designation of Rights and Preferences of the Series B Preferred Stock, the Company is not required to issue shares of its Common Stock on conversion of the Preferred Stock unless such shares have been approved for listing on the exchange or market on which the Common Stock is trading. In such an event, until the Company obtains the requisite shareholder approval, the Company is not obligated to issue shares in excess of the amount of shares which does not require shareholder approval, which under the Nasdaq SmallCap Rules is 20% of the Company's outstanding Common Stock. Therefore, until the Company receives shareholder approval, the Preferred Stock will not be convertible into more than the number of shares of Common Stock which may be listed under the Nasdaq SmallCap Rules without obtaining shareholder approval. The Company has agreed to obtain shareholder approval for the issuance of the Preferred stock subsequent to the closing in order to eliminate this limit on the shares issuable on conversion of the Preferred Stock.

      On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000. Based on the sales price of the assets, the Company has written down certain assets, including related goodwill, to their net realizable value at June 30, 1998 by approximately $952,000. Proceeds from the sale were used to pay down on existing bank debt with Comerica Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company's principal business strategies are to (i) expand distribution channels and explore new markets, (ii) consolidate the highly-fragmented physical therapy and rehabilitation industry by pursuing strategic acquisitions that complement existing product lines and increase market share, (iii) maximize the utilization of existing manufacturing facilities for increased productivity,
(iv) improve profitability, (v) reduce long-term indebtedness, and (vi) seek market clearance from the U.S. Food and Drug Administration for the MicroLight 830(TM).

      Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the MicroLight 830(TM). Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. All acquisitions have been accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines.

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

RESULTS OF OPERATIONS

      Sales revenues were approximately $18.6 million for the six months ended June 30, 1998, representing an increase of approximately $8.2 million over the amount reported for the same period in 1997. Sales revenues were approximately $10.7 million for the quarter ended June 30, 1998, representing an increase of approximately $5.1 million over the amount reported for the same period in 1997. These increases are primarily from increased sales attributable to the acquisitions of Med-Quip, Enraf-Nonius and the Cybex product line. Also contributing to the increases are the effects of expanded distribution outlets during this period.

      Gross margin for the six months ended June 30, 1998 was $7.7 million, which was an increase of $1.9 million over the same period reported for 1997. Gross margin for the quarter ended June 30, 1998 was $3.9 million, an increase of $0.9 million over the same period in 1997. The gross margin as a percentage of sales decreased for the six months ended June 30, 1998 to 41% versus 56% in 1997. This decrease in percentage is a result of three factors: (i) distribution sales which carry a lower margin, (ii) in initial costs of integrating the Cybex product line into the Belton facility, approximately $1.1 million and (iii) the effect of writing down the Cybex inventory, approximately $0.8 million, to reflect the net realizable value during the second quarter of 1998.

      Operating expenses for the six months ended June 30, 1998 increased $3.4 million over the same period in 1997. For the quarter ended June 30, 1998 operating expenses increased by $2.8 million over the $2.5 million reported for the same period in 1997. The increases in operating expenses are due to the incremental selling, general and administrative costs of integrating the acquired operations into existing activities. However, as a percentage of sales, operating expenses for the six months ended June 30, 1998 decreased to approximately 46% compared to approximately 48% for the same period in 1997. This is a result of the synergys that were realized with the acquisition.

      Interest charges for the six months and quarter ended June 30, 1998 were approximately $0.7 million and $0.3 million, respectively, compared to approximately $0.5 million and $0.2 million reported for the same periods in 1997. The overall increase in interest expense was primarily due to the interest-bearing notes issued to finance some of the Company's acquisitions.

      The Company incurred a one time loss on the disposal of its Homecare Division. This will eliminate the need for large bad debt allowances found in the financial statements, as incurred in 1997 and the first six months of 1998. The loss is approximately $1 million.

      As a result of the foregoing, the Company reported consolidated net losses of approximately $2.9 million for the six months ended June 30, 1998 and $3.0 million for the quarter ended June 30, 1998 compared to net incomes of approximately $0.2 million and $0.1 million for the same periods in 1997.

      In June 1998, the Company implemented cost reductions to improve profitability. These reductions included an 8% pay reduction for all employees, an increase in employee contribution into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

      The Company believes that with the cost reductions implemented, the completion of the Cybex manufacturing transition, and the disposal of the Homecare division, the Company should be headed in the right direction.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, the Company had cash and cash equivalents in the amount of $1.3 million compared with cash and cash equivalents of $123,620 at December 31, 1997. The increase in cash and cash equivalents was primarily from the acquisition of Enraf-Nonius. At June 30, 1998, the Company had a working capital deficit of approximately $3.4 million and its current ratio was .88 to 1 as compared to $2,637,000 and 1.2 to 1 at December 31, 1997. This decrease in the current ratio is primarily due to the increase in the amount of outstanding debt associated with the Enraf-Nonius purchase. At June 30, 1998, the Company had no material capital expenditure commitments.

      Between March and April 1998, the Company sold an aggregate of 2,500 shares of the Preferred Stock at $1,000 per share in private offerings, resulting in gross proceeds of $2.5 million. The Preferred Stock is convertible into the Company's common stock at the lesser of (i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $7.125 for 1,825 shares and $6.375 for 675 shares. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Preferred Stock by paying 130% of the purchase price. The Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. No value was assigned to the warrants as the value was immaterial.

      The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $833,000 will be treated as a dividend to the holders of the Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Preferred Stock.

      The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) proceeds from the sale of the Preferred Stock, (iii) funds held at the end of fiscal year 1997 and (iv) the amounts, if any, available under the Amended Loan Agreement with Comerica. As of June 30, 1998, the Company had approximately $0 available for borrowing under a line of credit with Comerica.

      The Company is currently assessing the potential impact of the present computer technology issue generally referred to as the "Year 2000 Problem." The Year 2000 Problem, which is common to most corporations, relates to the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company is currently evaluating the expected costs to be incurred in connection with the Year 2000 Problem, and expects that such costs will not have a material adverse effect on the Company's results of operations or financial condition.

      The European Union's adoption of the Euro single currency raises a variety of issues associated with the Company's Enraf operations. Although the transition will be phased in over several years, the Euro will become Europe's single currency on January 1, 1999. The Company is assessing Euro issues related to its product pricing, contract, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

      Management believes that the funds generated from operations, along with the Company's current working capital position, preferred stock offerings and bank credit facilities will be sufficient to satisfy the Company's capital requirements for the foreseeable future. However, the Company will need to obtain significant additional capital to finance its acquisition strategy. If the Company's operating cash flows are inadequate or if the Company is unable to obtain sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

                          PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

      The following sales of unregistered securities occurred during the quarter ended June 30, 1998, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended:

      During April 1998, the Company issued to certain accredited investors 675 shares of Series A Preferred Stock and 5-year warrants to purchase an aggregate of 54,000 shares of common stock. (See Footnotes to Consolidated Financial Statements).

      On July 1, 1998, the Company sold in a private placement 2,500 units ("Series B Units") consisting of (i) one share of the Company's Series B Convertible Preferred Stock, and (ii) a warrant to acquire 50 shares of Common Stock, for a purchase price of $1,000 per unit, to Zanett Lombardier, Ltd. ("Lombardier"), an accredited investor. In addition, The Zanett Securities Corporation, the placement agent, received warrants to acquire 67,308 shares with the same terms as the warrants sold to Lombardier. (See Footnotes to Consolidated Financial Statements).

      On August 10, 1998, the Company sold in a private placement 2,200 additional Series B Units, for a purchase price of $1,000 per unit, to Lombardier, Goldman Sachs Performance Partners, L.P. and Goldman Sachs Performance Partners (Offshore), each an accredited investor. In addition, The Zanett Securities Corporation, the placement agent, received warrants to acquire 59,231 shares with the same terms as the warrants sold to the other purchasers. (See Footnotes to Consolidated Financial Statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of shareholders was held on July 17, 1998. The holders of 4,221,766 shares of the Company's common stock were present at the meeting in person or by proxy and elected a board of six directors.

      The shareholders voted as follows and elected the following persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified:

                                 NUMBER OF        NUMBER OF
    NAME OF DIRECTOR             VOTES FOR      VOTES WITHHELD
------------------------       -------------    -------------
Michael M. Barbour                 4,216,766            5,000
Chadwick F. Smith, MD              4,216,766            5,000
Dan D. Sudduth                     4,216,631            5,135
Pedro A. Rubio, MD, Ph.D           4,216,766            5,000
Kenneth W. Davidson                4,216,766            5,000
Ernest J. Henley, Ph.D             4,216,766            5,000

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-QSB:

EXHIBIT
   NO.                            DESCRIPTION
--------                          -----------
2.1 Agreement for the Sale and Purchase of the Enraf-Nonius Companies, dated March 6, 1998, by and between the Company on behalf of Henley Healthcare B.V. and Delft Instruments Nederland B.V., Delft Instruments

      International B.V., Beheermaatschappij Elektroptik B.V., Delft Instruments France S.A., B.V. Industriele Houdstermaatschappij Odelca, Enraf-Nonius Technology B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and N.V. Verenigde Instrumentenfabrieken Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

2.2 Amendment to the Agreement Regarding the Sale and Purchase of the Enraf-Nonius Companies, dated May 29, 1998, by and between Henley Healthcare B.V. and Delft Instruments Nederland B.V., Delft Instruments International B.V., Beheermaatschappij Elektroptik B.V., Delft Instruments France S.A., B.V. Industriele Houdstermaatschappij Odelca, Enraf-Nonius Technology B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and N.V. Verenigde Instrumentenfabrieken Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

*2.3 Asset Purchase Agreement by and between Rehabilicare Inc. ("Rehabilicare") and the Company dated August 6, 1998.

3.1 Statement of Designation of Rights and Preferences of the Series A Preferred Stock (as corrected). (Incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

3.2 Statement of Designation of Rights and Preferences of the Series B Preferred Stock (as corrected). (Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

*3.3 Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B Preferred Stock.

4.1 Form of Subscription Agreement between the Company and the Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit
      4.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

4.2 Form of Stock Purchase Warrant issued to Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

4.3 Form of Registration Rights Agreement between the Company and the Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit
      4.3 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

4.4 Registration Rights Agreement dated as of July 1, 1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and The Zanett Securities Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.5 Form of Stock Purchase Warrant issued to Lombardier and Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.6 Securities Purchase Agreement dated as of July 1, 1998, between the Company and Lombardier. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

*4.7 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett.

*4.8 Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998.

*4.9 Securities Purchase Agreement dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore.

10.1 Subordinated Loan Agreement dated as of May 29, 1998, by and between Delft Instruments Nederland B.V., Henley Healthcare B.V., and the Company. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.2 Fourth Amendment to Amended and Restated Loan Agreement, dated effective May 29, 1998, by and between the Company and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.3 Amendment to Subordination Agreement dated as of May 29, 1998 by and between Maxxim Medical, Inc. ("Maxxim"), the Company and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.4 Joinder Agreement dated effective as of May 29, 1998, executed by Henley Healthcare, B.V. (Incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.5 Second Modification to Convertible Subordinated Promissory Note, dated as of June 5, 1998, between the Company and Maxxim. (Incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.6 Revolving Loan Agreement by and between the Company and the Bank of Artesia. (Incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

*10.7 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998.

*27.1 Financial Data Schedule for the quarter ended June 30, 1998.

------------------
*     Filed herewith


      (b)   REPORTS ON FORM 8-K

      During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated June 15, 1998 in which it reported the consummation of its acquisition of the Enraf-Nonius Companies. In addition, the Company filed a Current Report on Form 8-K in which it reported the issuance of $2.2 million of the Company's convertible Series B Preferred Stock on July 13, 1998.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)


Date: August 14, 1998                     BY:      /s/ DAN D. SUDDUTH
                                               ----------------------
                                                     Dan D. Sudduth
                                                Executive Vice President,
                                          Chief Financial Officer and Secretary
                                            (on behalf of the Company and as
                                                Chief Accounting Officer)

                               INDEX OF EXHIBITS

EXHIBIT
   NO.                            DESCRIPTION

2.1 Agreement for the Sale and Purchase of the Enraf-Nonius Companies, dated March 6, 1998, by and between the Company on behalf of Henley Healthcare B.V. and Delft Instruments Nederland B.V., Delft Instruments International B.V., Beheermaatschappij Elektroptik B.V., Delft Instruments France S.A., B.V. Industriele Houdstermaatschappij Odelca, Enraf-Nonius Technology B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and N.V. Verenigde Instrumentenfabrieken Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

2.2 Amendment to the Agreement Regarding the Sale and Purchase of the Enraf-Nonius Companies, dated May 29, 1998, by and between Henley Healthcare B.V. and Delft Instruments Nederland B.V., Delft Instruments International B.V., Beheermaatschappij Elektroptik B.V., Delft Instruments France S.A., B.V. Industriele Houdstermaatschappij Odelca, Enraf-Nonius Technology B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and N.V. Verenigde Instrumentenfabrieken Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

*2.3 Asset Purchase Agreement by and between Rehabilicare Inc. ("Rehabilicare") and the Company dated August 6, 1998.

3.1 Statement of Designation of Rights and Preferences of the Series A Preferred Stock (as corrected). (Incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

3.2 Statement of Designation of Rights and Preferences of the Series B Preferred Stock (as corrected). (Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

*3.3 Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B Preferred Stock.

4.1 Form of Subscription Agreement between the Company and the Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit
      4.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

4.2 Form of Stock Purchase Warrant issued to Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

4.3 Form of Registration Rights Agreement between the Company and the Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit
      4.3 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)

4.4 Registration Rights Agreement dated as of July 1, 1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and The Zanett Securities Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.5 Form of Stock Purchase Warrant issued to Lombardier and Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.6 Securities Purchase Agreement dated as of July 1, 1998, between the Company and Lombardier. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

*4.7 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett.

*4.8 Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998.

*4.9 Securities Purchase Agreement dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore.

10.1 Subordinated Loan Agreement dated as of May 29, 1998, by and between Delft Instruments Nederland B.V., Henley Healthcare B.V., and the Company. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.2 Fourth Amendment to Amended and Restated Loan Agreement, dated effective May 29, 1998, by and between the Company and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.3 Amendment to Subordination Agreement dated as of May 29, 1998 by and between Maxxim Medical, Inc. ("Maxxim"), the Company and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.4 Joinder Agreement dated effective as of May 29, 1998, executed by Henley Healthcare, B.V. (Incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.5 Second Modification to Convertible Subordinated Promissory Note, dated as of June 5, 1998, between the Company and Maxxim. (Incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

10.6 Revolving Loan Agreement by and between the Company and the Bank of Artesia. (Incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)

*10.7 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998.

*27.1 Financial Data Schedule for the quarter ended June 30, 1998.
------------------
*     Filed herewith