Form 10QSB/A
period 1998-06-30
HENLEY HEALTHCARE INC
filed 1998-08-19
CIK 890284

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------

                                 FORM 10-QSB/A-1

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

                          PART I. FINANCIAL INFORMATION

      This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) timely approval of the Company's product candidates by appropriate governmental and regulatory agencies, (iii) effect of any current or future competitive products, (iv) the Company's ability to manufacture and market its products commercially, (v) the Company's ability to successfully integrate acquired operations, (vi) the retention of key personnel and (vii) capital market conditions. This Report may contain trademarks and service marks of other companies.

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

                             HENLEY HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30, 1998   December 31,
                                                                       1997

                                                    (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ....................  $  1,326,979    $    123,620
   Accounts receivable, net of allowance for
      doubtful accounts of $3,117,888 and
      $2,165,124, respectively ..................    12,667,940       6,675,800
   Inventory ....................................    10,815,826       8,147,357
   Prepaid expenses .............................       671,130         228,165
   Other current assets .........................       140,196          71,960
-------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS ......................    25,622,071      15,246,902

PROPERTY, PLANT AND EQUIPMENT, net ..............     7,164,606       3,994,231
GOODWILL AND OTHER INTANGIBLES, net .............    18,367,362       5,670,004
OTHER ASSETS, net ...............................     1,345,109       1,244,580
-------------------------------------------------------------------------------

TOTAL ASSETS ....................................  $ 52,499,148    $ 26,155,717
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit - bank ........................  $ 14,796,882    $  7,105,868
   Current maturities of long-term debt .........     2,345,214         433,763
   Accounts payable .............................     7,270,275       3,970,270
   Accrued expenses and other current liabilities     4,073,124       1,099,572
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES .......................    28,485,495      12,609,473
INTEREST PAYABLE ................................       295,000         536,667
LONG-TERM DEBT, net of current maturities .......    15,296,569       9,466,179
-------------------------------------------------------------------------------

      TOTAL LIABILITIES .........................    44,077,064      22,612,319
STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par value; authorized
      2,500,000 shares; issued and outstanding
      2,500 shares of Series A ..................     2,922,792            --
   Common stock - $.01 par value; authorized
      20,000,000 shares; issued 5,662,205 and
      3,473,897, respectively ...................        56,622          34,738
   Additional paid-in-capital ...................    19,613,142      14,117,079
   Accumulated deficit ..........................   (13,944,293)    (10,382,240)
-------------------------------------------------------------------------------
                                                      8,648,263       3,769,577

   Treasury stock, at cost, 279,000 common shares      (226,179)       (226,179)
-------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY ................     8,422,084       3,543,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......  $ 52,499,148    $ 26,155,717
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         HENLEY HEALTHCARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

Three months ended June 30,                             1998            1997
-------------------------------------------------------------------------------

NET SALES .......................................   $  9,064,935    $ 3,844,525
COST OF SALES ...................................      5,740,745      2,152,982
-------------------------------------------------------------------------------

GROSS PROFIT ....................................      3,324,190      1,691,543

OPERATING EXPENSES ..............................      4,715,174      1,379,978
-------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS ...................     (1,390,984)       311,565

INTEREST EXPENSE ................................       (432,876)      (264,244)
OTHER INCOME (EXPENSE), net .....................        (48,492)         3,711
-------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ........     (1,872,352)        51,032
-------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS OF HOMECARE
    DIVISION.....................................       (156,742)        42,666

EXTRAORDINARY ITEM
    LOSS ON DISPOSAL OF HOMECARE OPERATIONS......       (952,052)          --
-------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.......     (1,108,794)        42,666
-------------------------------------------------------------------------------

NET INCOME (LOSS) ...............................   $ (2,981,146)   $    93,698
-------------------------------------------------------------------------------

PREFERRED STOCK DIVIDENDS .......................   $    621,141    $      --
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS ....................................   $ (3,602,287)   $    93,698

-------------------------------------------------------------------------------
INCOME (LOSS) PER COMMON SHARE - basic and diluted:

INCOME (LOSS) FROM CONTINUING OPERATIONS
AVAILABLE TO COMMON SHAREHOLDERS.................   $     (0.46)    $      0.02

INCOME (LOSS) FROM OPERATIONS OF HOMECARE
DIVISION.........................................   $     (0.03)    $      0.01

LOSS FROM DISPOSAL OF HOMECARE DIVISION..........   $     (0.18)    $       --

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS ....................................   $     (0.67)    $      0.03

-------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET INCOME (LOSS)
PER COMMON SHARE  - basic and diluted ...........      5,383,205      2,988,061
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         HENLEY HEALTHCARE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

Six  months ended June 30,                              1998            1997
-------------------------------------------------------------------------------

NET SALES .......................................  $ 15,488,719    $  6,979,216
COST OF SALES ...................................     9,488,117       3,793,881
-------------------------------------------------------------------------------

GROSS PROFIT ....................................     6,000,602       3,185,335

OPERATING EXPENSES ..............................     6,889,909       2,493,784
-------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS ...................      (889,307)        691,551

INTEREST EXPENSE ................................      (765,771)       (507,012)
OTHER INCOME (EXPENSE), net .....................        19,972           8,856
-------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ........    (1,635,106)        193,395
-------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS OF HOMECARE
DIVISION.........................................      (301,978)         53,482
EXTRAORDINARY ITEM
    LOSS ON DISPOSAL OF HOMECARE OPERATIONS......      (952,052)           --
-------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS.......    (1,254,030)         53,482
-------------------------------------------------------------------------------
NET INCOME (LOSS) ...............................  $ (2,889,136)   $    246,877

-------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS .......................  $    672,917    $       --
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS ....................................  $ (3,562,053)   $    246,877
-------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE - basic and diluted:

INCOME (LOSS) FROM CONTINUING OPERATIONS
AVAILABLE TO COMMON SHAREHOLDERS.................  $      (0.50)   $       0.07

INCOME (LOSS) FROM OPERATIONS OF HOMECARE
DIVISION.........................................  $      (0.06)   $       0.02

LOSS FROM DISPOSAL OF HOMECARE DIVISION..........  $      (0.21)   $        --

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS.....................................  $      (0.77)   $       0.09
-------------------------------------------------------------------------------

SHARES USED IN COMPUTING NET INCOME (LOSS) PER
   COMMON SHARE  - basic and diluted ............     4,652,609       2,884,851
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
----------------------------------------------------------------------------------

      Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization expense..........       867,655        273,119
      Interest expense imputed on notes payable .....        79,332        165,667
      Bad debt expense ..............................       590,846        690,441
      Loss on discountinued operations ..............       952,052           --
            Changes in operating assets and
              liabilities:
          Increase in accounts receivable ...........    (1,940,059)    (1,270,555)
          Decrease (increase) in inventory ..........       760,142       (360,923)
          Decrease in prepaid expenses and other
              current assets ........................       155,956             80
          Decrease (increase) in other assets .......         7,842        (97,084)
          Decrease in accounts payable, accrued
             expenses and other current liabilities .      (219,649)      (107,449)
----------------------------------------------------------------------------------

                Total adjustments ...................     1,254,117       (706,704)
----------------------------------------------------------------------------------

                Net cash used in
                   operating activities .............    (1,635,019)      (459,827)
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired of $1,118,524..       548,524       (439,641)
   Capital expenditures .............................    (1,682,102)       (61,367)
----------------------------------------------------------------------------------

                Net cash used in investing activities    (1,133,578)      (501,008)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock ....     2,249,875           --
   Proceeds from line of credit .....................       698,955      1,519,462
   Proceeds from long-term debt .....................     1,260,000           --
   Principal payments of long-term debt .............      (236,874)      (596,392)
----------------------------------------------------------------------------------

                Net cash provided by financing
                  activities ........................     3,971,956        923,070
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      1,203,359        (37,765)
Cash and cash equivalents at beginning of period ....       123,620        507,892
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period ..........   $ 1,326,979    $   470,127

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest ......................................   $   701,000    $   325,335

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

      On May 29, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enraf-Nonius, B.V. ("Enraf"), a wholly-owned subsidiary of Delft Instruments N.V.("Delft"). Enraf specializes in the development, manufacture and sale of medical products, including ultra-sound and electrical stimulation, used in pain management, physical therapy and rehabilitation. The purchase price for Enraf was approximately $15 million plus acquisition costs of approximately $600,000. The purchase was financed with short and long term notes totaling approximately $7 million from Delft and $8 million from bank financing. The short term notes were repaid by the Series B Preferred Offering that were funded in July and August 1998. The acquisition was accounted for as a purchase.

      The following summarized pro forma (unaudited) information assumes the acquisition of Enraf had occurred on January 1, 1998

               For 6 months ended June 30, 1998

               Net Sales ......................  $  29,767,641
               Net Loss  ......................  $  (6,481,219)

               Net loss per common share ......  $       (1.39)

      The above amounts reflect adjustments for interest related to financing the Enraf-Nonius acquisition, amortization of goodwill, and royalty expense.

3.    FINANCINGS:

      In February 1998, the Company entered into an agreement with Maxxim Medical, Inc. ("Maxxim") whereby it acquired from Maxxim an office/warehouse building located at 140 Industrial Boulevard, Sugar Land, Texas, for a purchase price of approximately $1.2 million. The purchase price was paid in cash which the Company obtained pursuant to an increase in its Line of Credit ("Line of Credit") in connection with the second amendment of its Amended Loan Agreement ("Second Amendment") with Comerica Bank-Texas, a Texas banking corporation ("Comerica"). In connection with the Second Amendment with Comerica, the Company obtained a Term Note C in the principal amount of $1,260,000 with a maturity date of February 12, 2013. Term Note C bears interest at the Prime Rate plus one-half of one percent per annum, is payable in monthly principal installments of $7,000 plus all accrued interest thereon and subject to the terms and conditions of the Amended Loan Agreement with Comerica. All of the borrowings from Comerica are secured by substantially all of the assets of the Company.

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

      In March and April 1998, the Company entered into agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 2,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") for net proceeds of approximately $2.2 million in cash. The Series A Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 75% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to conversion or (ii) $7.125 for 1,825 shares and $6.375 for 675 shares. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130% of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. No value was assigned to the warrants as management estimated their value to be immaterial due to the exercise prices primarily being in excess of the current fair value of the Company's common stock.

      As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Series A Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Series A Preferred Stock was sold to the investors. This aggregate discount amount of $833,333 will be treated as a dividend to the holders of the Series A Preferred Stock and will be recorded ratably over 120 days, the earliest conversion date of the Series A Preferred Stock. For the six months ended June 30, 1998, the deemed dividend amounted to approximately $673,000. The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and exercise of the warrants sold to the investors described above.

4.     COMMITMENTS:

      In connection with the acquisition of Enraf-Nonius, B.V., the Company entered into certain long-term agreements with Delft Instruments, B.V. (Delft) and it's subsidiaries. The Company committed to a seven-year $4.5 million subordinated note which bears interest at 4% for the first year and 5% thereafter, and is payable in equal semi-annual installments over the last five years. Other agreements include operating leases that are generally for seven-year terms and require aggregate lease payments of approximately $3 million. Management believes the leases approximate market rates. The Company also entered into a seven year $1.6 million note with Delft to fund the pension liability of the German subsidiary of Enraf. This note will bear interest equal to the German Pension interest rates at the time of funding (4.5% at June 30, 1998). The Company is committed to maintain its production facilities at Delft's facilities for a seven-year term. If the Company fails to maintain its production at these facilities operating at certain production levels, the Company would be required to reimburse Delft for up to $2 million dollars of reorganization costs at such facilities.

5.    NET INCOME PER COMMON SHARE:

      The Company adopted SFAS No. 128, which requires the presentation of both basic and diluted earnings per common share. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The common shares resulting from the assumed conversion of the Preferred Stock at the time of issuance (which are considered under the if-converted method) and the Company's outstanding stock options and warrants have not been included in the calculation because their effect would be anti-dilutive. As a result, both basic and diluted earnings per common share are the same.

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

7.    SUBSEQUENT EVENTS:

      FINANCINGS - In July and August, the Company entered into two agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 4,700 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") for net proceeds of approximately $4.3 million in cash and issued an aggregate of 235,000 warrants to purchase common stock at exercise prices ranging from $5.87 to $6.00. Process from the issuance were used to repay short term notes to Delft in connection with the Enraf-Nonius acquisition.

            The Series B Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 110% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to issuance date or (ii) 87% of the average bid price for any 3 consecutive days of the 20 days prior to conversion. Provided however, that for so long as the Company meets certain quarterly and annual net income and revenue criteria, the conversion price shall not be lower than $3.50. The Series B Preferred Stock shall bear no dividend. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 235,000 shares of the Company's Common Stock at exercise prices ranging from $5.87 to 6.00. The Company intends to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and exercise of the warrants sold to the investors described above.

      As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Series B Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Series B Preferred Stock was sold to the investors. This discount amount of $702,000 will be treated as a dividend to the holders of the Series B Preferred Stock and will be recorded ratably until the filing of a registration statement registering the shares of Common Stock to be issued upon conversion of the Series B Preferred Stock which is the first date upon which the Series B Preferred Stock can be converted.

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

      DISCONTINUED OPERATIONS - On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000 in cash and the assumption of certain related liabilities. Based on the sales price of the assets, the Company has written down certain assets, including related goodwill, to their net realizable value at June 30, 1998 by approximately $952,000. Proceeds from the sale were used to pay down on existing bank debt with Comerica Bank. The results of the Homecare division have been reported separately as discontinued operations. Prior year consolidated financial statements have been restated to present the Homecare business as discontinued. Revenues for the Homecare division were $3,014,447 and $3,432,441 for the six months ended June 30, 1998 and 1997, respectively, and $ 1,454,030 and $1,700,506 for the three months ended June 30, 1998 and 1997, respectively.

            The components of the assets of discontinued operations included in the consolidated balance sheets are as follows:

           June 30,                                 1998             1997
           --------                                 ----             ----
           Current Assets
                Accounts receivable, net         $1,939,321       $3,983,786
                Inventories                       1,625,961        2,280,198
                                                 ----------       ----------
                Total current assets              3,565,282        6,263,984
           Other assets, net                         84,359          375,597
                                                 ----------       ----------
           Total Assets                          $3,649,641       $6,639,580
                                                 ==========       ==========

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

RESULTS OF OPERATIONS

      Sales revenues increased $5.2 million, or 135%, from $3.8 million for the three months ended June 30, 1997 to $9.0 million for the three months ended June 30, 1998. Revenues increased $8.5 million, or 121%, from $6.9 million for the six months ended June 30, 1997 to $15.4 million for the six months ended June 30, 1998. The increase in revenues is primarily the result of increased sales attributable to the acquisition of Med-Quip, Enraf-Nonius and the Cybex product line. Also contributing to the increase are the effects of expanded distribution outlets during these periods.

      Gross profit increased $1.6 million, or 96.5%, from $1.7 million for the three months ended June 30, 1997 to $3.3 million for the three months ended June 30, 1998. Gross profit increased $2.8 million, or 88%, from $3.2 million for the six months ended June 30, 1997 to $6.0 million for the six months ended June 30, 1998. These increases are principally due to the increases in revenues described above. As a percentage of revenue, gross profit decreased from 44% for the three months ended June 30, 1997 to 37% for the three months ended June 30, 1998; and decreased from 46% for the six months ended June 30, 1997 to 39% for the six months ended June 30, 1998. These decreases are primarily the result of two factors: (i) initial costs of approximately $1.1 million related to integrating the Cybex product line into existing company facilities, and (ii) the effect of writing down the Cybex inventory, approximately $0.8 million, to reflect its net realizable value during the second quarter of 1998. Exclusion of the $1.9 million of non-recurring costs would result in gross profit of 51% for the six month period ended June 30, 1998, an increase of 5% over the comparable prior period. This increase is due to an increased relative volume of sales of Cybex products which carry a higher gross profit margin.

      Operating expenses increased $3.3 million, or 241%, from $1.4 million for the three months ended June 30, 1997 to $4.7 million for the three months ended June 30, 1998. Operating expenses increased $4.3 million, or 176%, from $2.5 million for the six months ended June 30, 1997 to $6.8 million for the six months ended June 30, 1998. As a percentage of sales, operating expenses increased from 36% for the three months ended June 30, 1997 to 52% for the three months ended June 30, 1998; and these expenses also increased from 36% for the six months ended June 30, 1997 to 44% for the six months ended June 30, 1998. The increases in operating expenses are due to the incremental expenses relating to the selling, general and administrative costs of integrating Med-Quip, Enraf-Nonius and the Cybex Product Line into the Company's existing operations. In June 1998, the Company implemented cost reductions to improve profitability. These reductions included an 8% pay reduction for all employees, an increase in employee contribution into health benefits; discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

      Interest charges increased $168,000, or 64%, from $264,000 for the three months ended June 30, 1997 to $432,000 for the three months ended June 30, 1998; and interest charges increased $258,000, or 51%, from $507,000 for the six months ended June 30, 1997 to $765,000 for the six months ended June 30, 1998. The overall increase in interest expense is primarily due to the interest bearing notes issued to finance some of the Company's acquisitions. However since the end of the quarter, the Company has used the proceeds of the Series B Preferred Stock Private Placement to pay off approximately $4.3 million of the short term debt associated with the acquisition of Enraf-Nonius and has used the proceeds from the sale of its Homecare assets to reduce the outstanding balance of the Company's Line of Credit.

      In the second quarter of 1998, the Company recognized a write down of its Homecare division's assets to their net realizable value, as a result of the sale of the division in August 1998. The write-down was approximately $0.95 million. This sale should reduce the need for future large bad debt expenses such as those incurred in 1997 and the first six months of 1998.

      As a result of the forgoing, the Company reported net losses of approximately $3.0 million for the quarter ended June 30, 1998 and $2.9 million for the six months ended June 30, 1998 compared to net income of approximately $0.2 million and $0.1 million for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, the Company had cash and cash equivalents in the amount of $1.3 million compared with cash and cash equivalents of $123,620 at December 31, 1997. The increase in cash and cash equivalents was primarily from the acquisition of Enraf-Nonius as cash provided by financing activities has been used to fund operating and investing activities. At June 30, 1998, the Company had a working capital deficit of approximately $2.8 million and its current ratio was .90 to 1 as compared to working capital of $2.6 million and 1.2 to 1 at December 31, 1997. This decrease in the current ratio is primarily due to the increase in the amount of debt classified as current associated with the Enraf-Nonius purchase. At June 30, 1998, the Company had no material capital expenditure commitments.

      Between March and April 1998, the Company sold an aggregate of 2,500 shares of the Preferred Stock at $1,000 per share in private offerings, resulting in net cash proceeds of approximately $2.3 million. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of
(i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $7.125 for 1,825 shares and $6.375 for 675 shares. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130% of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. No value was assigned to the warrants as the value was immaterial. Proceeds from the issuance were used to reduce the outstanding balance under the Company's Line of Credit. The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and exercise of the warrants sold to the investors.

      On July 1, 1998, the Company sold in a private placement 2,500 units ("Series B Units") consisting of (i) one share of the Company's Series B Convertible Preferred Stock, and (ii) a warrant to acquire 50 shares of Common Stock, for a purchase price of $1,000 per unit, to Zanett Lombardier, Ltd. ("Lombardier"), an accredited investor. In addition, The Zanett Securities Corporation, the placement agent, received warrants to acquire 67,308 shares with the same terms as the warrants sold to Lombardier. (See Footnotes to Consolidated Financial Statements). Proceeds were used to repay short term notes to Delft Instruments in connection with the Enraf-Nonius acquisition.

      On August 10, 1998, the Company sold in a private placement 2,200 additional Series B Units, for a purchase price of $1,000 per unit, to Lombardier, Goldman Sachs Performance Partners, L.P. and Goldman Sachs Performance Partners (Offshore),L.P., each an accredited investor. In addition, The Zanett Securities Corporation, the placement agent, received warrants to acquire 59,231 shares with the same terms as the warrants sold to the other purchasers. (See Footnotes to Consolidated Financial Statements). Proceeds were used to repay short term notes to Deflt in connection with the Enraf-Nonius Acquisition.

      The Company intends to file a registration statement covering the shares to be issued upon conversion of the Series B Preferred Stock and the associated warrants.

      The Company is currently assessing the potential impact of the present computer technology issue generally referred to as the "Year 2000 Problem." The Year 2000 Problem, which is common to most corporations, relates to the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. Based on the Company's evaluation of its positive compliance with the Year 2000 Problem, the Company expects that the remaining costs will not have a material adverse effect on the Company's results of operations or financial condition.

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

      The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) proceeds from the sale of the Series B Preferred Stock for net proceeds of $4.3 million in July and August 1998, and (iii) the amounts, if any, available under the Line of Credit with Comerica. As of June 30, 1998, the Company had no availability for borrowing under a Line of Credit with Comerica. However, proceeds from the sale of the Homecare division were used to reduce the outstanding balance under the Line of Credit. Accordingly, there was $2.4 million in availability under the Line of Credit as of August 14, 1998.

      Due to the various steps taken by management which include the cost reductions referred to in the Results of Operations, the disposal of its Homecare operations and the Series B Preferred Stock offerings, management believes that funds generated by operations and the Company's existing credit facilities should be sufficient to meet the Company's capital requirements for the immediate future. However, the Company will need to obtain significant additional capital to finance its acquisition strategy. If the Company's operating cash flows are inadequate or if the Company is unable to obtain sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

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

      On August 10, 1998, the Company sold in a private placement 2,200 additional Series B Units, for a purchase price of $1,000 per unit, to Lombardier, Goldman Sachs Performance Partners, L.P. and Goldman Sachs Performance Partners (Offshore) L.P., each an accredited investor. In addition, The Zanett Securities Corporation, the placement agent, received warrants to acquire 59,231 shares with the same terms as the warrants sold to the other purchasers. (See Footnotes to Consolidated Financial Statements).

      Proceeds from both private placements were used to retire the short term notes with Delft Instruments issued in connection with the Enraf-Nonius acquisition.

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

ITEM 5.     OTHER INFORMATION

      In July and August, the Company entered into two agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 4,700 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") for $4.3 million in cash proceeds and issued an aggregate of 235,000 warrants to purchase common stock at exercise prices ranging from $5.87 to $6.00 (See footnotes to Consolidated Financial Statements).

      On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000 In cash and the assumption of certain related liabliities (See footnotes to Consolidated Financial Statements).


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

**2.3  Asset Purchase Agreement by and between Rehabilicare Inc.
       ("Rehabilicare") and the Company dated August 6, 1998.

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

**3.3 Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B Preferred Stock.

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

**4.7 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett.

**4.8 Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998.

**4.9 Securities Purchase Agreement dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore.

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

**10.7 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998.

 *27.1 Financial Data Schedule for the six months ended June 30, 1998.
------------------
*      Filed herewith

**     Included with the Company's initial Form 10Q-SB as filed on August 14,
       1998.

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

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)


Date: August 19, 1998                     BY:      /s/ DAN D. SUDDUTH
                                               ----------------------
                                                     Dan D. Sudduth
                                                Executive Vice President,
                                          Chief Financial Officer and Secretary
                                            (on behalf of the Company and as
                                                Chief Accounting Officer)

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

**2.3  Asset Purchase Agreement by and between Rehabilicare Inc.
       ("Rehabilicare") and the Company dated August 6, 1998.

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

**3.3 Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B Preferred Stock.

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

**4.7 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett.

 **4.8 Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998.

 **4.9 Securities Purchase Agreement dated as of August 10, 1998, between the
       Company, Lombardier, Partners and Offshore.

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

**10.7 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998.

 *27.1 Financial Data Schedule for the six months ended June 30, 1998.
------------------
*      Filed herewith

**     Included with the Company's initial Form 10Q-SB as filed on August 14,
       1998.