Form 10KSB40/A
period 1997-12-31
HENLEY HEALTHCARE INC
filed 1998-10-13
CIK 890284

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Henley Healthcare, Inc., formerly Lasermedics, Inc. (the "Company" or "Henley"), was incorporated in November 1990 as a Texas corporation, and is a manufacturer, provider and marketer of diversified products and services in the pain management industry. The Company provides high quality products and services to healthcare professionals and aims to become an industry leader by consolidating the otherwise largely-fragmented pain management industry. The Company has operating units which are categorized by the type of service provided and type of product manufactured or distributed. The pain management unit comprises the Clinical, Homecare and MicroLight operations. The Clinical operations manufacture and market a diversified line of pain management products used in clinical settings for both physical therapy and rehabilitation as well as other applications. The Homecare operations manufacture and market products used for patient care in the home setting. The MicroLight operations are involved in the development and application of portable, hand-held, battery-operated, low-energy laser devices used to treat soft tissue. The training unit, Health Career Learning Systems ("HCLS"), provides training and safety products and technical support necessary to meet federal Occupational Safety and Health Act ("OSHA") compliance standards and also coordinates the training of medical professionals in the use of various other products offered by the Company.

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

         On November 12, 1996, the Company acquired substantially all of the assets of MJH Medical Equipment, Inc., a privately-held medical supplies and equipment distributor, which added distribution channels to the Company's then existing marketing outlets. On November 27, 1996, the Company acquired all of the issued and outstanding common stock of Health Career Learning Systems, Inc., ("HCLSI"), which provides training and safety products and technical support necessary to meet OSHA compliance standards. The Company's HCLS training unit includes the operations of HCLSI, which continues to expand its products and service offerings to fully integrate all of the Company's training activities.

         During 1997, the Company continued to broaden and diversify its products offering through acquisitions. In January 1997, the Company completed the acquisitions of (i) all of the issued and outstanding common stock of Texas T.E.N.S., Inc. ("Tens"), and (ii) the inventory, distribution systems and customers associated with the Homecare division of Gatti Medical Supply, Inc. ("Gatti"). Both Tens and Gatti are engaged in the marketing and distribution of medical supplies and devices.

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

         HEALTH CAREER LEARNING SYSTEMS. The Company's HCLS training unit sells training and safety products and provides technical support necessary to meet OSHA compliance standards. The HCLS system is designed to ease the task of implementing OSHA requirements in the workplace by providing a simple, thoroughly planned training program. The system consists of all needed information relevant to Blood borne Pathogens Standard, Hazard Communication Standards, Safety Regulations and State-Specific Regulations. It is the Company's intention that the Group will continue to expand its training activities to include various other products offered by the Company.

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

         While the Company is currently awaiting FDA approval for the MicroLight 830(TM) and cannot commence commercial sales until such approval is received, there are several foreign as well as U.S. manufacturers of low energy lasers using similar technology to the MicroLight 830(TM). However, these competitive lasers may emit light of a different wavelength, are not generally portable and may be more expensive than the Company's product. Consequently, if the Company receives FDA approval, the Company anticipates future competition relating to the MicroLight 830(TM). Furthermore, there may be no effective barrier to competitors using other wavelengths of low-level laser light inasmuch as the manufacture of the MicroLight 830(TM) does not incorporate any patented inventions, and qualified companies could reverse engineer such product and market it, subject to obtaining the requisite FDA pre-marketing approval ("PMA"), for human use. Although there may be no absolute barriers to entry for competitive lasers, the Company believes that, pursuant to specific FDA regulations, the safety and efficacy data submitted to the FDA by one entity supporting such entity's PMA application cannot be used by another entity in its PMA application. Generally, this means that another entity desiring to submit a PMA application for a laser similar to the MicroLight 830(TM) cannot rely on the Company's clinical trial results to support such entity's PMA application, but must conduct its own trials and gather its own data. Although no assurances can be given, this provision could increase the length of time for a competitor of the Company to obtain FDA approval to commercially sell a similar product in the United States for human application.

PATENTS AND PROPRIETARY RIGHTS

         The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for its proprietary technology. The Company owns several U.S. issued patents and various foreign counterparts. The Company also has one patent application pending in the U.S. The Company also relies on trade secrets and un-patented know-how in connection with the use of the MicroLight 830(TM), but the Company may be vulnerable to competitors who attempt to copy the laser technology used in such product or to gain access to the Company's trade secrets and know-how. Although the Company has conducted a search to discover any patents which the MicroLight 830(TM) or its use may infringe, the Company is not aware of any patents which may be infringed by this product.

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

GOVERNMENT REGULATION

         All medical devices are subject to FDA regulation under the Medical Device Amendments of the Food, Drug and Cosmetic Act, as amended ("FDCA"). Pursuant to the FDCA, a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, Quality Systems Regulations (formerly known as Good Manufacturing Practices), labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices are subjected to a more stringent PMA process by the FDA before they can be commercially marketed and must adhere to such standards once on the market. Such PMA can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing clearance of these devices is obtained under Section 510 (k) of the FDCA, which provides for FDA clearance for products that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDCA) or which have subsequently been granted market clearance. Most of the Company's remaining products are Class I devices (i.e., treatment tables and fitness and exercise equipment.)

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

THIRD-PARTY REIMBURSEMENT AND HEALTHCARE REFORM

         Healthcare providers, such as hospitals and physicians, that purchase medical products for use on patients generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the products used, procedures performed or services provided. The Company's products are purchased by hospitals, corporations, clinics and private physicians. These customers then bill various third-party payors for the healthcare services provided to their patients with use of the Company's products. These payors include Medicare, Medicaid and private insurance payors. Generally, government agencies reimburse hospitals and other healthcare providers for patient medical care at a fixed rate according to diagnosis-related groups (DRGs) as mandated by Congress. Reimbursements are dependent on many factors which may include the payor's determination that a service or procedure was not experimental and was used for an approved indication. The Company records revenue for these transactions based upon historical experience and known policies of the third-party payors regarding approved expenditures and other factors.

         During the third quarter of 1997, the Company commenced an extensive analysis of its accounts with particular emphasis on accounts receivable for the Company's operations, which include third-party billings. In conjunction with the analysis, the Company intensified its collection efforts. Billings to third-party payors, by their nature, demand longer-than-average time to bill and much longer-than-average time to collect. Upon further scrutiny in the fourth quarter and on the basis of the analysis, management revised its estimates of collectibility of the Company's accounts receivable for operations, which include third-party billings and increased its reserve for doubtful accounts by approximately $2,000,000. The Company has also changed certain procedures in the collection process in order to improve the future collectibility of the accounts receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's Common Stock for calendar years 1997 and 1996 on The Nasdaq SmallCap Market:


CALENDAR PERIOD                                         HIGH               LOW
                                                       ------             ------
1997:
First Quarter ............................             $6.500             $4.125
Second Quarter ...........................              7.750              4.375
Third Quarter ............................              7.500              4.937
Fourth Quarter ...........................              9.000              5.187

1996:
First Quarter ............................             $8.750             $4.250
Second Quarter ...........................              8.875              6.000
Third Quarter ............................              8.125              4.750
Fourth Quarter ...........................              6.875              5.750

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

         In January 1997, the Company acquired substantially all of the inventory, distribution systems and customers associated with the Homecare division of Gatti Medical Supply, Inc. In connection with the acquisition, the Company issued to the sellers a total of 51,117 shares of the Company's common stock.

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


192004.6
                                                        12

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

         Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the MicroLight 830(TM). Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. See "Business -- Acquisitions." All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines.

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

         The Company's gross profit for fiscal 1997 was approximately $12,530,000 compared to approximately $6,770,000 for fiscal 1996. Gross margin as a percentage of sales in 1997 decreased to 52% from 54% in 1996. The decrease in the 1997 gross margin percentage compared with 1996 was primarily the result of lower margin products representing a larger portion of sales in 1997. The increase as a percentage of revenue of lower margin products was primarily attributable to the Company's acquisition of several distribution oriented businesses which traditionally have lower profit margins than the manufacturing operations of the Company.

         Sales, general and administrative expense increased by approximately $4,478,000, from approximately $4,740,000 in 1996 to approximately $9,218,000 in 1997, an increase of approximately 94%, while remaining constant at approximately 38% of net sales for both periods presented. This increase was due primarily to increased sales, general and administrative costs related to the acquired operations.

         Research and development expense increased by approximately $193,000, from approximately $314,000 in 1996 to approximately $507,000 in 1997, an increase of approximately 62%. The increase is primarily due to additional costs regarding the onset of clinical trials during 1997 pertaining to the Company's MicroLight 830(TM) product. As a percentage of sales, research and development costs actually decreased from 3% in 1996 to 2% in 1997. This was primarily due to an increased revenue base in 1997 due to the acquired operations.

         Provision for doubtful accounts increased by approximately $1,750,000, from approximately $1,421,000 in 1996 to approximately $3,171,000 in 1997, an increase of approximately 123%. This increase was due to the effect of the Company's fourth quarter revision of its estimates of collectibility of the accounts receivable, which increased the provision for doubtful accounts by approximately $2,000,000.

         Depreciation and amortization expense increased by approximately $432,000, from approximately $284,000 in 1996 to approximately $716,000 in 1997, an increase of approximately 152%. This increase was primarily a result of increased depreciation and amortization related to the acquired operations.

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

         At December 31, 1997, the Company's investment in inventories was significant relative to its sales for the year then ended, primarily due to the product line acquired from Cybex in late 1997. The Company believes its inventory turnover will increase in 1998; however, the actual results will be impacted by, among other things, the nature, timing and integration of businesses acquired.

         In March 1998, the Company sold 1,825 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at $1000 per share in a private offering, resulting in net proceeds of approximately $1.8 million. The Preferred Stock is convertible into the Company's common stock at the lesser of
(i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $6.50 per share. In connection with the transaction, the Company also issued to the investors a 5-year warrant to purchase up to 146,000 shares of the Company's common stock at exercise prices ranging from $7.125 per share to $9.619 per share. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. As a result of the Securities and Exchange Commission's position regarding the accounting for preferred stock with a floating conversion rate, the Company will incur a dividend expense in the future for the conversion of the Preferred Stock. Such dividend expense is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $608,333 will be treated as a dividend to the holders of the Preferred Stock and will be ratably charged to operations over a period of 120 days from the date of issuance, the first date upon which the Preferred Stock is convertible.

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

ITEM E. FINANCIAL STATEMENTS

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
Reports of Independent Public Accountants ...........................   18-19
Consolidated Balance Sheet ..........................................   20
Consolidated Statements of Operations ...............................   21
Consolidated Statements of Stockholders' Equity .....................   22
Consolidated Statements of Cash Flows ...............................   23
Notes to Consolidated Financial Statements ..........................   24-38

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Henley Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of Henley Healthcare, Inc., a Texas corporation, and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the year ended December 31, 1996, were audited by other accountants. Although the audit opinion of the other accountants covers the income statement for the year ended December 31, 1996, such opinion does not cover the resultant restatement of the Company's earnings per share pursuant to the adoption of Statement of Financial Accounting Standards No. 128.

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

We have also audited the calculation of the 1996 loss per share, as restated, as described in Note 1 "Loss per share." In our opinion, the recalculation of loss per share pursuant to Statement of Financial Accounting Standards No. 128 is appropriate and has been properly applied.

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


GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 23, 1997

                             HENLEY HEALTHCARE, INC.

                                                      CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                                           1997
                                                                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................     $    123,620
   Accounts receivable, net of allowance for doubtful ........        6,675,800
      accounts of $2,165,124
   Inventory .................................................        8,147,357
   Prepaid expenses ..........................................          228,165
   Other current assets ......................................           71,960
                                                                   ------------
      TOTAL CURRENT ASSETS ...................................       15,246,902

PROPERTY, PLANT AND EQUIPMENT, net ...........................        3,994,231
GOODWILL AND OTHER INTANGIBLES, net ..........................        5,670,004
OTHER ASSETS net .............................................        1,244,580
                                                                   ------------
      TOTAL ASSETS ...........................................     $ 26,155,717
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit ............................................     $  7,105,868
   Current maturities of long-term debt ......................          433,763
   Accounts payable ..........................................        3,970,270
   Accrued expenses and other current liabilities ............        1,099,572
                                                                   ------------
      TOTAL CURRENT LIABILITIES ..............................       12,609,473

INTEREST PAYABLE .............................................          536,667
LONG-TERM DEBT, net of current maturities ....................        9,466,179
                                                                   ------------
      TOTAL LIABILITIES ......................................       22,612,319

COMMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.10 par value; authorized
      2,500,000 shares; none issued and outstanding ..........             --
   Common stock - $.01 par value; authorized
      20,000,000 shares; issued 3,473,897 shares .............           34,738
   Additional paid-in-capital ................................       14,117,079
   Accumulated deficit .......................................      (10,382,240)
                                                                   ------------
                                                                      3,769,577
   Treasury stock, at cost, 279,000 common shares ............         (226,179)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY .............................        3,543,398

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............     $ 26,155,717
                                                                   ============

                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                             HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,                                1997            1996
                                                   ------------    ------------
NET SALES ......................................   $ 24,257,014    $ 12,485,961
COST OF SALES ..................................     11,726,802       5,752,266
                                                   ------------    ------------
GROSS PROFIT ...................................     12,530,212       6,733,695

OPERATING EXPENSES:
   Sales, general and administrative ...........      9,217,765       4,740,058
   Research and development ....................        506,629         313,599
   Provision for doubtful accounts .............      3,171,163       1,420,518
   Depreciation and amortization ...............        716,264
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS ..................     (1,081,609)        (24,226)

INTEREST EXPENSE ...............................     (1,147,842)       (814,636)
OTHER INCOME (EXPENSE), net ....................        105,018         (40,475)
                                                   ------------    ------------
NET LOSS .......................................   $ (2,124,433)   $   (879,337)
                                                   ============    ============
NET LOSS PER COMMON SHARE - basic and diluted ..   $      (0.71)   $      (0.44)
                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING ............      3,000,119       1,995,388
                                                   ============    ============

                 The accompanying notes are an integral part of
                    this consolidated financial statements.

                             HENLEY HEALTHCARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                    TREASURY STOCK
                                              COMMON STOCK        ADDITIONAL                   ----------------------  STOCKHOLDERS'
                                           --------------------    PAID-IN     ACCUMULATED                ACQUISITION     EQUITY
                                            SHARES    PAR VALUE    CAPITAL       DEFICIT        SHARES       COST        (DEFICIT)
                                           ---------   -------   -----------   ------------    --------    ---------    -----------
BALANCE AT DECEMBER 31, 1995 ............. 1,761,225   $17,612   $ 7,232,691   $ (7,378,470)   (281,000)   $(227,800)   $  (355,967)

Issuance of common stock for services
  in February 1996 .......................         _         _         6,379   _                  2,000        1,621          8,000
Subscriptions for common stock at $3.00
  per share in January through June 1996 .   644,670     6,447     1,927,577   _               _           _              1,934,024
Issuance of common stock for services ....    33,333       333        99,667   _               _           _                100,000
Issuance of common stock on conversion
 on Bridge Notes .........................   176,773     1,768       528,552   _               _           _                530,320
Issuance of common stock on the
 exercise of warrants ....................    75,000       750         6,750   _               _           _                  7,500
Issuance of common stock for  equipment ..     4,000        40        11,960   _               _           _                 12,000
Issuance of common stock for  acquisitions   121,170     1,211       748,789   _               _           _                750,000
Issuance of common stock related to
 employment agreement ....................   205,268     2,053        97,947   _               _           _                100,000
Net loss .................................         _         _             _       (879,337)   _           _               (879,337)

                                           ---------   -------   -----------   ------------    --------    ---------    -----------
BALANCE AT DECEMBER 31, 1996 ............. 3,021,439    30,214    10,660,312     (8,257,807)   (279,000)    (226,179)     2,206,540

Issuance of common stock for acquisitions    361,117     3,611     2,907,229   _               _           _              2,910,840
Issuance of common stock for non-compete
agreement ................................    10,000       100        53,025   _               _           _                 53,125
Exercise of common stock options .........    20,000       200       159,800   _               _           _                160,000
Exercise of common stock warrants ........    61,341       613       336,713   _               _           _                337,326
Net Loss .................................         _         _             _     (2,124,433)   _           _             (2,124,433)
                                           ---------   -------   -----------   ------------    --------    ---------    -----------
BALANCE AT DECEMBER 31, 1997 ............. 3,473,897   $34,738   $14,117,079   $(10,382,240)   (279,000)   $(226,179)   $ 3,543,398
                                           =========   =======   ===========   ============    ========    =========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                            1997            1996
                                                                               ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................   $ (2,124,433)   $  (879,337)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
       Depreciation and amortization expense ...............................        716,264        283,746
       Amortization of discount on notes payable ...........................              _        151,667
       Interest expense imputed on notes payable ...........................        284,667        294,820
       Provision for doubtful accounts .....................................      3,171,163      1,420,518
       Shares issued for public relations agreement ........................              _          8,000
       Shares issued for equipment .........................................              _         12,000
       Shares issued for services/with employment agreement ................              _        200,000
       Shares issued for compensation ......................................        160,000              _
       Shares issued for non-compete agreement .............................         53,125              _
       Changes in operating assets and liabilities:
         Increase in accounts receivable ...................................     (4,258,785)    (2,623,498)
         (Increase) decrease in inventory ..................................       (398,533)     1,381,689
         (Increase) decrease in prepaid expenses and other current assets ..         88,115       (149,693)
         Increase in other assets ..........................................       (290,209)       (16,447)
       Increase in accounts payable and accrued liabilities ................      2,464,591        500,785
                                                                               ------------    -----------
         Total adjustments .................................................      1,990,398      1,463,587
                                                                               ------------    -----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...............       (134,035)       584,250
                                                                               ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired of $68,600 and $46,270, respectively ..     (4,862,371)    (6,603,046)
  Capital expenditures .....................................................       (356,533)      (140,570)
                                                                               ------------    -----------
     NET CASH USED IN INVESTING ACTIVITIES .................................     (5,218,904)    (6,743,616)
                                                                               ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock ...............................              _      1,941,524
  Proceeds from exercise of common stock warrants ..........................        337,326              _
  Proceeds from line of credit .............................................     13,891,049      2,187,071
  Payments on line of credit ...............................................     (8,972,251)             _
  Proceeds from long-term debt .............................................      1,430,000      2,509,000
  Principal payments on long-term debt .....................................     (1,717,457)      (173,701)
                                                                               ------------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .............................      4,968,667      6,463,894
                                                                               ------------    -----------
Net increase (decrease) in cash and cash equivalents .......................       (384,272)       304,528
Cash and cash equivalents at beginning of period ...........................        507,892        203,364
                                                                               ------------    -----------
Cash and cash equivalents at end of period .................................   $    123,620    $   507,892
                                                                               ============    ===========
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest .................................................................   $    796,643    $   325,136
                                                                               ============    ===========

                 The accompanying notes are an integral part of
                    this consolidated financial statements.

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

         The Company achieved substantial growth over the last 18 months through acquisition of businesses and product lines. Consequently, the Company continues to face the challenge of successfully integrating the operations of the acquired businesses and implementing the acquired product lines into its overall marketing strategy. The Company's future success is dependent on many factors which include, among others, competition, technological changes, generating sufficient sales volume to achieve and maintain profitability and obtaining sufficient financing to fund its stated business objectives. The Company will continue to seek to expand the market for its products. However, markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Future sales growth will depend to some extent upon the ability of the Company to successfully market its current and future products in this competitive environment. Additionally, some of the Company's products are regulated by the FDA, and the Company is required to secure clearance from the FDA prior to marketing certain new products. Lack of clearance or delays in securing such clearance could have a negative impact on sales of such new products.

         Following is a summary of the Company's significant accounting policies:

         BASIS OF PRESENTATION:
         The consolidated financial statements include the accounts of Henley Healthcare, Inc. and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

         REVENUE RECOGNITION:
         Revenue is recognized when title passes to the buyer, typically when the product is shipped or services have been rendered. Service revenues and costs of service revenues are not presented separately in the financial statements because they are not material. The Company sells a wide range of products to a diversified base of customers around the world. The Company has agreements with third-party payors that provide payment at varying rates. Net revenue is reported at the estimated net realizable amount from customers and third-party payors.

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

         IMPAIRMENT OF LONG-LIVED ASSETS:
         The Company has adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets and certain identifiable intangibles (including goodwill) held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the realizability of its long-lived assets pursuant to the provisions of SFAS No. 121. Based on the Company's analysis of the undiscounted future cash flows for its long-term assets, no impairments have been recognized under SFAS No. 121.

2.       INVENTORY:

         Inventory at December 31, 1997, included the following:


              Raw material .........................................  $3,599,132
              Work-in-process ......................................      28,875
              Finished goods .......................................   4,519,350
                                                                      ----------
                                                                      $8,147,357
                                                                      ==========

         Substantially all of the Company's inventory is pledged as collateral for the Company's long-term debt.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       PROPERTY, PLANT AND EQUIPMENT:

         At December 31, 1997, property, plant and equipment consisted of the following:

                                                           Estimated
                                                           Useful Life
                                                         ---------------
Land                                  $    190,000
Buildings                                1,932,311              25 years
Machinery and equipment                  2,231,435          3 to 7 years
Office furniture and fixtures              238,016               5 years
Automobile                                   6,000               5 years
                                      ------------
                                         4,597,762
Less accumulated depreciation            (603,531)
                                      ------------
Property, plant and equipment, net      $3,994,231


         Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt.

4. GOODWILL AND OTHER INTANGIBLES:

         At December 31, 1997, goodwill and other intangibles consisted of the following:


                                                            Estimated
                                                           Useful life
                                                       ------------------
Goodwill                              $4,947,297                 15 years
Proprietary training programs            700,000            5 to 10 years
Patents                                  203,674                  7 years
Covenant not to compete                  193,125                  2 years
                                      ----------

                                       6,044,096
Less accumulated amortization          (374,092)
                                      ----------

Goodwill and other intangibles, net   $5,670,004


5.       ACQUISITIONS:

         BUSINESSES:

         On April 30, 1996 the Company entered into an agreement with Maxxim, whereby the Company purchased certain assets of (and assumed certain liabilities associated with) the Henley Division of Maxxim for an estimated purchase price of approximately $13.5 million including related acquisition costs of approximately $650,000. The assets acquired consist of real property; tangible personal property including machinery, equipment, furniture and fixtures; general intangibles; contracts; business licenses; accounts receivable; inventory; and prepaid expenses. The purchase price was paid by the issuance of the Company's convertible subordinated promissory note in the principal amount of $7,000,000 (the "Note") with the balance of the purchase price paid in cash.

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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                  TENS       MEDQUIP        SM            NCI         TOTAL
                                              ----------   ----------   -----------    ----------   ----------
Purchase price ............................   $  850,000   $1,417,500   $    56,625    $1,189,736   $3,507,861
Acquisition costs .........................       65,000       56,000        15,000         5,000      141,000
                                              ----------   ----------   -----------    ----------   ----------
                                                 915,000    1,473,500        71,625     1,194,736    3,648,861
                                              ----------   ----------   -----------    ----------   ----------
FV of assets acquired .....................      613,095      637,216        72,019       700,000    1,322,330
FV of liabilities assumed .................      114,355      504,619       101,908           -0-      720,882
                                              ----------   ----------   -----------    ----------   ----------
Net assets (liabilities)
acquired ..................................      498,740      132,597       (29,889)      700,000      601,448
                                              ----------   ----------   -----------    ----------   ----------
Excess of cost over  fair
value of net assets acquired
(goodwill) ................................   $  416,260   $1,340,903   $   101,514    $  494,736   $3,047,413
                                              ----------   ----------   -----------    ----------   ----------

         Other Acquisitions:

         In January 1997, the Company also purchased substantially all of the inventory, distribution systems and customers associated with the Homecare division of Gatti Medical Supply, Inc., a privately-owned Pennsylvania corporation, for a purchase price of approximately $302,000 plus related acquisition costs of approximately $28,000. The Company paid the purchase price by issuing to the sellers a total of 51,117 shares of common stock. The Company also agreed to issue up to an aggregate of 50,117 additional shares of common stock subject to the achievement of specific terms and conditions in the agreement. Such additional shares will be recorded as compensation expense based on the market value of the shares, if and when they are probable of being issued.

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

         In September 1997, the Company entered into an agreement with Cybex International, Inc., a New York corporation ("Cybex"), whereby it purchased certain assets of (and assumed certain liabilities associated with) the isokinetic rehabilitation product line (the "Product Line") of Cybex for an estimated purchase price of approximately $3.2 million plus related acquisition costs of approximately $1.0 million. The assets acquired consist of tangible personal property including machinery, equipment, furniture and fixtures; specific intangibles; contracts; intellectual property; business licenses; inventory; and prepaid expenses. The purchase price was allocated as follows: approximately $2,700,000 to inventory, $500,000 to property, plant and equipment, and $1,000,000 to patents and trade names.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       LONG-TERM DEBT:

         The following table summarizes the Company's long-term debt at December 31, 1997, which is described below:


Note payable - Maxxim (a) ...............................             $7,000,000
Term Note A - Comerica (b) ..............................              1,382,334
Term Note B - Comerica (b) ..............................              1,445,422
Note payable - MJH (c) ..................................                 72,186
                                                                      ----------
                                                                       9,899,942
Less: Current maturities ................................                433,763
                                                                      ----------
                                                                      $9,466,179


         (a) The Note which the Company issued to Maxxim in connection with the acquisition of its Henley Division in April 1996, is payable subject to mandatory redemption requirements of $1.4 million annually beginning on March 1, 1999 with a final payment due March 1, 2003. These mandatory redemptions are subject to premiums starting at 7% and decreasing 1% each year. The installment premiums are recognized as interest expense on a straight-line basis over the term of the note. In addition, the Company is required to redeem 40 percent of the note upon completion of a public offering. The Company also may redeem any or all of the outstanding principal amount of the Note at its option at redemption prices ranging from 104% to 110% of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. Interest is payable semi-annually on November 1 and May 1 of each calendar year at a rate of 2% per annum and increasing 2% annually on May 1. However, the Company accrues interest related to the note on a straight-line basis at an average rate of 7.4% per annum. Accordingly, $530,667 of accrued interest has been classified as long term in the accompanying balance sheet.

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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Aggregate maturities of long-term debt are as follows:


For the year ending December 31,        1998            $    433,763
                                        1999               1,825,883
                                        2000               1,793,729
                                        2001               1,793,729
                                        2002               1,746,083
                                        2003               2,306,755
                                                        ------------
                                                          $9,899,942

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

8.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         The following are included in accrued expenses and other current liabilities at December 31, 1997:


Property taxes ............................................           $  169,716
Sales taxes ...............................................               61,761
Payroll and commissions ...................................              344,140
Interest payable ..........................................              148,420
Accrued acquisition costs .................................               19,771
Accrued professional and other fees .......................               88,749
Other .....................................................              267,015
                                                                      ----------
                                                                      $1,099,572

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES:

         The following is an analysis of the Company's deferred tax assets at December 31, 1997:


Deferred tax assets:
  Accrued expenses and other ..........................   $    34,000
  Allowance for doubtful accounts .....................       699,000
  Deferred compensation ...............................       494,000
  Net operating loss carryforwards ....................     2,150,000
                                                            ---------
                                                              337,000
Deferred tax liability:
  Depreciation and amortization .......................       (49,000)

  Net deferred tax asset before valuation allowance ...     3,328,000
Valuation allowance ...................................    (3,328,000)
                                                           ----------
Net deferred tax asset ................................    $    -0-


         The components of the Company's income tax provisions for the years ended December 31, 1997 and 1996 were as follows:


                                                      1997               1996
                                                   ---------          ---------
Current ..................................         $(666,000)         $(132,000)
Deferred .................................           666,000            132,000
                                                   ---------          ---------
Provision for income taxes ...............         $       0          $       0


         Differences between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 1997 and 1996 are as follows:


                                                       1997             1996
                                                     ---------        ---------

Provision at the statutory rate ..............       $(722,000)       $(132,000)
Permanent differences and other ..............          71,000           56,000
Increase in valuation allowance ..............         651,000        $  76,000
                                                     ---------        ---------
Total tax provision ..........................       $       0        $       0


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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      STOCK OPTIONS AND WARRANTS:

         Pursuant to the provisions of the 1996 Non-Employee Director Stock Option Plan (the "Director Stock Plan") and the 1996 Incentive Stock Plan (the "Incentive Plan"), certain of the Company's directors were granted stock options during fiscal 1997 as discussed below. At December 31, 1997, there were 95,000 and 1,180,000 shares available for issuance under the Director Stock Plan and the Incentive Plan, respectively. A summary of the Company's options and warrants as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                                     1997                         1996
                                       ----------------------------   ----------------------------
                                                      Weighted Avg.                  Weighted Avg.
                                         Shares      Exercise Price     Shares      Exercise Price
                                       ----------    --------------   ----------    --------------
Outstanding at
   beginning of
   year ............................    1,811,502    $         5.24      962,726    $         3.81
Canceled/
   expired .........................      (91,385)             5.53      (50,000)             0.10
Granted ............................       60,000              5.83      973,776              6.02
Exercised ..........................      (91,341)             4.57      (75,000)             0.10
                                       ----------    --------------   ----------    --------------
Outstanding at
   end of year .....................    1,688,776    $         5.24    1,811,502    $         5.24
                                       ==========    ==============   ==========    ==============
Options and warrants
   exercisable at
   year end ........................    1,688,776    $         5.24    1,811,502    $         5.24
                                       ==========    ==============   ==========    ==============
Weighted-average fair
   value of options and warrants
   granted during the year .........         --      $         4.31         --      $         1.26
                                       ==========    ==============   ==========    ==============

         The following table summarizes the information about stock options and warrants outstanding at December 31, 1997:


                      Options and Warrants Outstanding and Exercisable
                      ------------------------------------------------
                                        Weighted
                      Number            Average
Range of              Outstanding       Remaining     Weighted
Exercise              at December 31,   Contractual   Average
Prices                1997              Life          Exercise Price
                      ---------------   -----------   --------------
$1.00-$3.00 .........         205,000           2.0   $         3.00
$4.00-$5.50 .........         515,000           4.4   $         4.49
$6.00-$7.88 .........         968,776           3.4   $         6.11
                      ---------------   -----------   --------------
                            1,688,776           3.7   $         5.24

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Year ended December 31,                               1997             1996
                                                 -------------    -------------
Net loss - as reported .......................   $  (2,124,433)   $    (879,337)
Net loss - pro forma .........................   $  (2,286,913)   $  (1,023,837)
Net loss per common share - as reported ......   $        (.71)   $        (.44)
Net loss per common share - pro forma ........   $        (.76)   $        (.51)


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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Minimum future rental payments are as follows:


           Fiscal Years
           ----------------
               1998 ............................   $182,383
               1999 ............................    174,234
               2000 ............................    140,009
               2001 ............................     26,652
                                                   --------
                                                   $523,278


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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Non-cash investing and financing transactions during the years ended December 31, 1997 and 1996 were as follows:


                                                           1997           1996
                                                        ----------      --------
Common shares issued in connection
         with acquisitions .......................      $2,910,840      $750,000
Common shares issued in connection
         with conversion of bridge notes .........            --         530,320
Common shares issued for
         equipment ...............................            --          12,000
Common shares issued for employment
         agreement and/non-compete ...............          53,125       208,000
Accrued amounts relating to acquisitions .........            --          92,253
Compensation related to common stock
         options in legal settlement .............         160,000          --

15.      NON-RECURRING FOURTH QUARTER ADJUSTMENT:

         During the fourth quarter of 1997 the Company revised its estimates of collectibility of its accounts receivable, and accordingly, increased its reserve for uncollectible accounts by approximately $2,000,000. During the third quarter of 1997, the Company commenced an extensive analysis of its accounts with particular emphasis on its accounts receivable which relate to the Company's operations, which include third-party billings. In conjunction with the analysis, the Company intensified its collection efforts. Billings to third-party payors, by their nature, demand longer-than-average time to bill and much longer-than-average time to collect. Upon further scrutiny in the fourth quarter and on the basis of the analysis, management revised its estimates of collectibility of the Company's accounts receivable for operations, including third-party billings. The Company has also changed certain procedures in the collection process in order to improve the future collectibility of the accounts receivable.

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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On March 13, 1998, the Company entered into an agreement with some private institutional investors pursuant to which the Company issued to the investors $1,825,000 of its Series A Convertible Preferred Stock (the "Preferred Stock") for cash. Beginning 120 days from the date of issuance, the Preferred Stock is convertible at the holder's option into Henley's Common Stock at the lesser of (i) 75% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to conversion or $6.50. The value of the discount ($608,000) is deemed to be a preferred stock dividend that is recognized ratably from the date of issuance through the date the preferred stock is first convertible. In connection with the agreement, the Company also issued to the investors a 5-year warrant to purchase 146,000 shares of the Company's Common Stock at exercise prices ranging from $7.125 to $9.619. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above.

         PRO FORMA FINANCIAL INFORMATION
         The following summarized pro forma (unaudited) information assumes these acquisition and equity transactions were completed at December 31, 1997:


         Current assets ...........................              $16,126,497
         Goodwill .................................                6,458,840
         Total assets .............................               27,912,682
         Line of credit ...........................                5,450,868
         Long-term debt ...........................                5,513,816
         Stockholders' equity .....................              $10,847,064

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 20, 1997, the Company informed Goldstein Golub Kessler LLP ("GGK"), its former principal accountants, of the decision of its Board of Directors to appoint Arthur Andersen LLP as its principal accountants in place of GGK whom the Board voted to dismiss. The Board's decision in no way reflects any dissatisfaction with the services of GGK, but is based on the Company's desire to engage the services of a bigger firm consistent with its growth strategy.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table provides information concerning each executive officer and director of the Company as of the date hereof:

NAME                          AGE        POSITION
Michael M. Barbour            53         Director, Chief Executive Officer, Director
Dan D. Sudduth                56         Executive Vice President, Chief Financial Officer, Director
Chike J. Ogboenyiya           46         Vice President - Finance, Secretary
Theron L. Morrow              43         Vice President - Sales and Marketing
Chadwick F. Smith, MD         64         Medical Director, Director, Chairman of Board
Pedro A. Rubio, M.D., Ph.D.   53         Director
Kenneth W. Davidson           50         Director
Ernest J. Henley, Ph.D.       71         Director

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

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY OF COMPENSATION. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's President and Chief Executive Officer, Michael M. Barbour and Chief Financial Officer, Dan D. Sudduth. During 1997, 1996 and 1995, no other executive officers received compensation which exceeded $100,000:

                                                                                     LONG TERM COMPENSATION
                                                                 ----------------------------------------------------
                                    ANNUAL COMPENSATION                    AWARDS            PAYOUTS
                             ----------------------------------  -------------------------- ---------  --------------
                                                                                SECURITIES
                                                                  RESTRICTED    UNDERLYING                  ALL
                                                  OTHER ANNUAL      STOCK        OPTIONS/     LTIP         OTHER
 NAME AND POSITION    YEAR     SALARY    BONUS    COMPENSATION      AWARDS       SARS (#)    PAYOUTS    COMPENSATION
------------------- -------- ---------- -------- --------------  -------------  ----------- ---------  --------------
Michael M. Barbour    1997    $160,000   40,000       --              --           3,333       --           --
CEO                   1996    $171,657    --          --              --            --         --           --
                      1995    $110,000    --         $9,000           --            --         --           --

Dan D. Sudduth (1)    1997    $134,811    --          --              --           3,333       --           --
CFO                   1996      --        --          --              --            --         --           --
                      1995      --        --          --              --            --         --           --

(1) Mr. Sudduth was a consultant to the Company prior to February 1997 when he became an employee.

         OPTION/SAR GRANTS. The following table provides certain information with respect to common stock options granted during the fiscal year ended December 31, 1997 by the Company's Chief Executive Officer and Chief Financial
Officer:


                     NUMBER OF
                     SECURITIES      PERCENT OF
                     UNDERLYING      TOTAL OPTIONS   EXERCISE
NAME AND             OPTION/SARS     /SARS GRANTED   PRICE           EXPIRATION
POSITION             GRANTED         TO EMPLOYEES    ($/SHARE)       DATE
                     -----------     -------------   -----------     ----------
Michael M. Barbour   10,000          50%             $7.88/share     11/07/00
CEO
Dan D. Sudduth
CFO                  10,000          50%             $7.88/share     11/07/00

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED OPTION VALUES. The following table provides certain information with respect to option exercises during the fiscal year ended December 31, 1997 by the Company's Chief Executive Officer and Chief Financial Officer:

                                                               NUMBER OF                          VALUE OF
                                                         SECURITIES UNDERLYING                  UNEXERCISED
                                                              UNEXERCISED                       IN-THE-MONEY
                             SHARES                           OPTIONS/SARS                    OPTIONS/SARS AT
                          ACQUIRED ON      VALUE         AT FISCAL YEAR END (#)           FISCAL YEAR END ($) (1)
         NAME               EXERCISE      REALIZED         DECEMBER 31, 1997                      REALIZED
-----------------------  --------------  ----------  ------------------------------    ------------------------------
                                                      EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                                     -------------  ---------------    ------------  ----------------
Michael M. Barbour            --            --          225,000          3,333          $ 712,500          --
Dan D. Sudduth                --            --            --             3,333             --              --

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

NAME AND ADDRESS                                              AMOUNT AND NATURE OF
OF BENEFICIAL OWNER (1)                                    BENEFICIAL OWNERSHIP (2)    PERCENT OF CLASS
-----------------------                                    ------------------------    ----------------
Ernest J. Henley, Ph.D.................................                  3,545,000(3)          51.17%
Kenneth W. Davidson....................................                  3,520,000(3)          50.99%
         10300 49th Street North
         Clearwater, FL 33762
Maxxim Medical, Inc....................................                  3,500,000(4)          50.85%
         10300 49th Street North
         Clearwater, FL 33762
Chadwick F. Smith, MD..................................                    430,666(5)           7.67%
         1127 Wilshire Blvd.
         Los Angeles, California 90017
Michael M. Barbour.....................................                    421,748(6)           7.52%
Pedro A. Rubio, MD, Ph.D...............................                    129,128(7)           2.36%
Dan D. Sudduth.........................................                     70,000(8)           1.28%
All Executive Officers and Directors as a Group (8 persons)              4,667,042(9)          61.38%

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

         On October 24, 1997, the Company filed a Current Report on Form 8-K in which it reported the dismissal of Goldstein Golub Kessler LLP ("GGK"), the Company's former principal accountants, and the engagement of Arthur Andersen LLP as its principal accountants to replace GGK.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of October, 1998.

                                                  HENLEY HEALTHCARE, INC.
                                                  (Registrant)


                                                  By: /S/ MICHAEL  M.  BARBOUR
                                                          MICHAEL M. BARBOUR,
                                                         (President and Chief
                                                           Executive Officer)

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

3.2* Amended and Restated By-Laws (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

3.3* Statement of Designation of Series A Preferred Stock (Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

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

10.10* Master Agreement and Manufacturing Agreement with CB Svendsen, a/s dated March 12, 1997. (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

10.11* Asset Purchase Agreement with Cybex International, Inc. dated September 30, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

10.12* Plan and Agreement of Merger with Garvey Company dated January 9, 1998 (Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

10.13* Asset Purchase Agreement with AMC Acquisition Corp., Dan D. Sudduth, Britton D. Sudduth and Roger W. Dartt dated February 12, 1998 (Exhibit
         10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

10.14* Asset Purchase Agreement with August Schild d/b/a Summer Medical dated October 6, 1997 (Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0- 28566)).

16.1* Letter dated October 24, 1997, from GGK to the Commission regarding disclosure in the Company's Form 8-K filed on that date (Exhibit 16.1 to the Company's Current Report on Form 8-K dated October 24, 1997).

21.1* Subsidiaries of Registrant (Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Goldstein Golub Kessler LLP

27.1     Financial Data Schedule