Form 10QSB
period 1998-09-30
HENLEY HEALTHCARE INC
filed 1998-11-17
CIK 890284

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


               For the quarterly period ended September 30, 1998

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

                                 713-276-7000
                          (Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes [x] No [  ]

As of November 13, 1998, the issuer had 5,383,205 shares of common stock outstanding.


Transitional Small Business Disclosure Format:    Yes [ ] No [x]

                         PART I. FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) the Company's ability to manufacture and market its products commercially, (ii) the Company's ability to successfully integrate acquired operations, including the recently acquired foreign operations, (iii) the ability of the Company to fund its current operations with internally generated funds, (iv) the ability of the Company to raise sufficient capital to fund its acquisition program, (v) international economic and currency fluctuations, (vi) the retention of key personnel, (vii) government regulation,
(viii) the actions of the Company's competitors, (ix) the ongoing cost of research and development activities, and (x) timely approval of the Company's product candidates by appropriate governmental and regulatory agencies. This Report may contain trademarks and service marks of other companies.

ITEM 1.     FINANCIAL STATEMENTS

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Balance Sheets as of September 30, 1998 and
  December 31, 1997 ....................................................     3

Condensed Consolidated Statements of Operations for the Three
  and Nine Months Ended September 30, 1998 and 1997 ....................     4

Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 1998 and 1997 ..........................................     6

Notes to Consolidated Financial Statements .............................   7-10

                             HENLEY HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,       December 31,
                                                                  1998               1997
                                                               ------------      ------------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents ..............................     $    999,301      $    123,620

  Accounts receivable, net of allowance for ..............       10,360,493         6,675,800
    doubtful accounts of $1,272,059 and
    $3,117,888, respectively
  Inventory ..............................................        8,788,465         8,147,357
  Prepaid expenses .......................................          595,488           228,165
  Other current assets ...................................          219,000            71,960
                                                               ------------      ------------
    TOTAL CURRENT ASSETS .................................       20,962,747        15,246,902
PROPERTY, PLANT AND EQUIPMENT, net .......................        7,068,652         3,994,231
GOODWILL AND OTHER INTANGIBLES, net ......................       22,554,794         5,670,004
OTHER ASSETS, net ........................................        1,219,350         1,244,580
                                                               ------------      ------------
TOTAL ASSETS .............................................     $ 51,805,543      $ 26,155,717
                                                               ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - bank ..................................     $  8,912,648      $  7,105,868
  Current maturities of long-term debt ...................          617,763           433,763
  Accounts payable .......................................        7,341,525         3,970,270
  Accrued expenses and other current liabilities .........        3,459,804         1,099,572
                                                               ------------      ------------
TOTAL CURRENT LIABILITIES ................................       20,331,740        12,609,473
INTEREST PAYABLE .........................................          178,571           536,667
OTHER LONG-TERM LIABILITIES ..............................        4,745,000              --
LONG-TERM DEBT, net of current maturities ................       14,090,001         9,466,179
                                                               ------------      ------------
    TOTAL LIABILITIES ....................................       39,345,312        22,612,319

STOCKHOLDERS' EQUITY
  Series A preferred stock - $.10 par value; 5,000 shares
    authorized; 2,500 and 0 shares issued and outstanding,
    respectively .........................................        2,257,614              --
  Series B preferred stock - $.10 par value; 8,000 shares
    authorized; 4,700 and 0 shares issued and outstanding,
    respectively .........................................        3,768,139              --
  Common stock - $.01 par value; 20,000,000 shares
    authorized; 5,662,205 and 3,473,897 shares issued,
    respectively .........................................           56,622            34,739
  Additional paid-in-capital .............................       21,285,483        14,117,078
  Cumulative translation adjustment ......................          374,356              --
  Accumulated deficit ....................................      (15,055,804)      (10,382,240)
   Treasury stock, at cost, 279,000 common
     shares ..............................................         (226,179)         (226,179)
                                                               ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY ...........................       12,460,231         3,543,398
                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............     $ 51,805,543      $ 26,155,717
                                                               ------------      ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       1998             1997
                                                  ------------      -----------
THREE MONTHS ENDED SEPTEMBER 30,

NET SALES ...................................     $ 13,365,436      $ 3,134,149

COST OF SALES ...............................        7,959,874        1,840,658
                                                  ------------      -----------
GROSS PROFIT ................................        5,405,562        1,293,491

OPERATING EXPENSES ..........................        5,033,982        1,118,300
                                                  ------------      -----------
INCOME (LOSS) FROM OPERATIONS ...............          371,580          175,191

INTEREST EXPENSE ............................          499,160          267,292

OTHER INCOME (EXPENSE), net .................             (743)          53,475
                                                  ------------      -----------
LOSS FROM CONTINUING OPERATIONS .............         (126,837)        (145,576)
                                                  ------------      -----------
DISCONTINUED OPERATIONS:

  LOSS FROM OPERATIONS OF HOMECARE DIVISION .          (50,423)        (177,732)

EXTRAORDINARY ITEM

  LOSS ON DISPOSAL OF HOMECARE OPERATIONS ...          (26,367)            --
                                                  ------------      -----------
LOSS FROM DISCONTINUED OPERATIONS ...........          (76,790)        (177,732)
                                                  ------------      -----------
NET INCOME (LOSS) ...........................         (203,627)          32,156
                                                  ------------      -----------
PREFERRED STOCK DIVIDENDS ...................          907,884             --

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS ..............................     $ (1,111,511)     $    32,156
                                                  ============      ===========
INCOME (LOSS) PER COMMON SHARE - basic and diluted:

INCOME (LOSS) FROM CONTINUING OPERATIONS

AVAILABLE TO COMMON SHAREHOLDERS ............     $      (0.19)     $     (0.05)

INCOME (LOSS) FROM OPERATIONS OF HOMECARE
  DIVISION ..................................     $      (0.01)     $      0.06

LOSS FROM DISPOSAL OF HOMECARE DIVISION .....     $      (0.01)            --
                                                  ------------      -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS ..............................     $      (0.21)     $      0.01
                                                  ============      ===========
SHARES USED IN COMPUTING NET INCOME (LOSS)
PER COMMON SHARE  - basic and diluted .......        5,383,205        3,093,556
                                                  ------------      -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HENLEY HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, .............         1998             1997
                                                  ------------      -----------
NET SALES ...................................     $ 28,854,155      $ 8,739,533
COST OF SALES ...............................       17,447,991        4,920,115
                                                  ------------      -----------
GROSS PROFIT ................................       11,406,164        3,819,418

OPERATING EXPENSES ..........................       11,923,891        3,281,233
                                                  ------------      -----------
INCOME (LOSS) FROM OPERATIONS ...............         (517,727)         538,185
INTEREST EXPENSE ............................        1,264,931          774,304
OTHER (INCOME) EXPENSE, net .................          (20,715)         130,533
                                                  ------------      -----------
LOSS FROM CONTINUING OPERATIONS .............       (1,761,943)        (366,672)
                                                  ------------      -----------
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS OF HOMECARE
  DIVISION ..................................         (352,401)         645,705
  EXTRAORDINARY ITEM
  LOSS ON DISPOSAL OF HOMECARE OPERATIONS ...         (978,419)               0
                                                  ------------      -----------
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS .................................       (1,330,820)         645,705
                                                  ------------      -----------
NET INCOME (LOSS) ...........................       (3,092,763)         279,033
PREFERRED STOCK DIVIDENDS ...................        1,152,730             --
NET INCOME (LOSS) AVAILABLE TO COMMON
 SHAREHOLDERS ...............................     $ (4,245,493)     $   279,033
                                                  ============      ===========
INCOME (LOSS) PER COMMON SHARE - basic
  and diluted:

LOSS FROM CONTINUING OPERATIONS
  AVAILABLE TO COMMON SHAREHOLDERS ..........     $      (0.60)     $     (0.13)

INCOME (LOSS) FROM OPERATIONS OF HOMECARE
DIVISION ....................................     $      (0.07)     $      0.22

LOSS FROM DISPOSAL OF HOMECARE DIVISION .....     $      (0.20)            --
                                                  ------------      -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS ................................     $      (0.87)     $      0.09
                                                  ============      ===========
 INCOME
 (LOSS) PER COMMON SHARE  - basic and diluted        4,898,817        2,955,184
                                                  ------------      -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, ......................        1998          1997
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ....................................   $(3,092,763)   $   279,033
    Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization expense ............     1,572,941        435,789

    Interest expense imputed on notes payable ........             0        225,167

    Bad debt expense .................................       842,529      1,041,628

    Loss on discontinued operations ..................       978,419           --
        Changes in operating assets and
          liabilities:
      Increase in accounts receivable ................      (244,942)    (1,580,757)

      Decrease (increase) in inventory ...............       530,474       (433,598)

      Decrease (increase) in prepaid expenses
        and other ....................................      (158,069)      (375,740)
        current assets
      Decrease (increase) in other assets ............       (39,253)      (157,084)

      Decrease in accounts payable, accrued
        expenses and other current liabilities .......    (1,443,842)       558,826
                                                         -----------    -----------
           Total adjustments .........................     2,038,257       (285,769)
                                                         -----------    -----------
           Net cash used in
              operating activities ...................    (1,054,506)        (6,736)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired of $1,140,730 .      (672,539)    (3,689,641)

    Disposal of Homecare .............................     3,650,000           --

    Capital expenditures .............................    (1,685,478)      (150,447)
                                                         -----------    -----------
           Net cash used in investing activities .....    (1,291,983)    (3,840,088)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred stock ....     6,545,311           --
    Payments on line of credit .......................    (6,747,720)     3,840,570

    Dividend Payments ................................       (53,071)          --

    Proceeds from long-term debit ....................     1,260,000      1,430,000

    Principal payments of long-term debt .............      (366,315)    (1,632,850)
                                                         -----------    -----------
           Net cash provided by financing activities .       638,205      3,637,720
                                                         -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ........................................       875,682       (209,104)
Cash and cash equivalents at beginning of
  period .............................................       123,619        507,892
                                                         -----------    -----------
Cash and cash equivalents at end of period ...........   $   999,301    $   298,788
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest ...........................................   $ 1,264,931    $   719,543
                                                         -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 1997, as reported in the Form 10-KSB, have been omitted.

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

      On May 29, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enraf-Nonius, B.V. ("Enraf"), a wholly-owned subsidiary of Delft Instruments N.V. ("Delft"). Enraf specializes in the development, manufacture and sale of medical products, including ultra-sound and electrical stimulation, used in pain management, physical therapy and rehabilitation. The purchase price for Enraf was approximately $15 million plus acquisition costs of approximately $1 million. The purchase was financed with short and long term notes totaling approximately $7 million from Delft and $8 million from bank financing. The short-term notes were repaid by the Series B Preferred Offerings that were funded in July and August 1998. The acquisition was accounted for as a purchase.

    The purchase price for Enraf has been allocated as follows:

            Purchase price                       $15,000,000
            Acquisition costs                      1,000,000
                                                 -----------
                                                  16,000,000
                                                 -----------
            FV of assets acquired                 12,000,000
            FV of liabilities assumed            (13,000,000)
                                                 -----------
            Net liabilities acquired             ( 1,000,000)
                                                 -----------
            Excess of cost over fair value of
              net liabilities acquired
              (goodwill)                         $17,000,000
                                                 ===========

The purchase allocation above is preliminary in nature pending the ultimate resolution of contingencies related to the contemplated sale by the Company of certain assets acquired in the purchase of Enraf-Nonius. Estimates have been made, and included in the purchase allocation, regarding the difference between the expected proceeds from the sales and the fair market values of the related net assets. To the extent the actual amounts differ from these estimates the net assets and goodwill amounts recorded will be adjusted accordingly.


      The following summarized pro forma (unaudited) information assumes the acquisition of Enraf had occurred on January 1, 1998

For 9 months ended
September 30, 1998

                  Net sales ...................    $ 44,070,077

                  Net loss ....................    $ (6,682,846)

                  Net loss per common share ...    $      (1.36)

      The above pro forma amounts reflect adjustments for interest related to financing the Enraf-Nonius acquisition, amortization of goodwill, and royalty expense.

3.    DISCONTINUED OPERATIONS:

      On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000 in cash and the assumption of certain related liabilities. Proceeds from the sale were used to pay down existing bank debt with Comerica Bank. The results of the

Homecare division have been reported separately as discontinued operations and the $978,000 excess of the recorded values of the assets sold over the proceeds from sale has been recorded as loss on sale of discontinued operations. Prior year consolidated financial statements have been restated to present the Homecare business as discontinued. Revenues for the Homecare division were $3,626,830 and $7,115,428 for the nine months ended September 30, 1998 and 1997, respectively.

4.    FINANCINGS:

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

      In March and April 1998, the Company entered into agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 2,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") for net proceeds of approximately $2.2 million in cash. The Series A Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 75% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to conversion or (ii) $7.125 for the 1,825 shares issued in March and $6.375 for the 675 shares issued in April. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130% of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. The warrants have been recorded at an estimated fair value of $825,541, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate ranging from 5.54 percent to 5.56 percent; expected dividend yield of zero; expected life of five years; and an expected volatility of 70 percent.

      As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Series A Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Series A Preferred Stock was sold to the investors. This aggregate discount amount of $833,333 has been treated as a dividend to the holders of the Series A Preferred Stock and has been recorded during the third quarter of 1998. The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and exercise of the warrants sold to the investors described above. The terms of the Series A Preferred Stock required that the Company have the Common Stock issuable upon conversion of the Series A Preferred Stock registered within 100 days of the funding of the Preferred Stock or face penalties of two to three percent of the amount funded for each 30 day period beyond the 100 day deadline that such Common Stock is not registered. The Company has recognized $375,000 of such penalties as dividends on the Series A Preferred Stock during the quarter ended September 30, 1998. This amount includes all penalties to be incurred through November 20, 1998. The Company anticipates having the shares registered before incurring any additional penalties.

      In July and August, the Company entered into two agreements with certain private institutional investors pursuant to which the Company issued to the investors a total of 4,700 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") for net proceeds of approximately $4.3 million in cash. Proceeds from the issuance were used to repay short-term notes to Delft in connection with the Enraf-Nonius acquisition.

      The Series B Preferred Stock is convertible into Henley's Common Stock at the lesser of (i) 110% of the average closing bid price for Henley's Common Stock as reported by Nasdaq for the 5 trading days prior to issuance date ($5.4425 for 2,500 shares of Series B Preferred Stock sold on July 1, 1998, and

$5.175 for 2,200 shares of Series B Preferred Stock sold on August 10, 1998) or
(ii) 87% of the average bid price for any 3 consecutive days of the 20 days prior to conversion. Provided however, that for so long as the Company meets certain quarterly and annual net income and revenue criteria, the conversion price shall not be lower than $3.50. The Series B Preferred Stock shall bear no dividend. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 235,000 shares of the Company's Common Stock at exercise prices ranging from $5.87 to 6.00. The warrants have been recorded at an estimated fair value of $846,747, which was computed using the Black-Scholes option pricing model and the following assumptions: risk free interest rate ranging from 5.37 percent to 5.51 percent; expected dividend yield of zero; expected life of three years and four months; and an expected volatility range of 62 percent to 65 percent. The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and exercise of the warrants sold to the investors described above.

      As a result of the guaranteed discount, the Company will incur a deemed dividend in the future for the conversion of the Series B Preferred Stock. Such dividend is calculated as the discount over fair market value as of the date the Series B Preferred Stock was sold to the investors. This discount amount of $702,000 will be treated as a dividend to the holders of the Series B Preferred Stock and will be recorded ratably until the filing of a registration statement registering the shares of Common Stock to be issued upon conversion of the Series B Preferred Stock which is the first date upon which the Series B Preferred Stock can be converted. For the three months ended September 30, 1998, the deemed dividend amounted to approximately $319,397.

5.    COMMITMENTS:

      In connection with the acquisition of Enraf-Nonius, B.V., the Company entered into certain long-term agreements with Delft Instruments, B.V. (Delft) and it's subsidiaries. The Company committed to a seven-year $4.5 million subordinated note which bears interest at 4% for the first year and 5% thereafter, and is payable in equal semi-annual installments over the last five years. Other agreements include operating leases that are generally for seven-year terms and require aggregate lease payments of approximately $3 million. Management believes the leases approximate market rates. The Company also entered into a seven year $1.6 million note with Delft to fund the pension liability of the German subsidiary of Enraf. This note will bear interest equal to the German Pension interest rates at the time of funding (4.5% at September 30, 1998). The Company is committed to maintain its production facilities at Delft's facilities for a seven-year term. If the Company fails to maintain its production at these facilities operating at certain production levels, the Company would be required to reimburse Delft up to $2 million dollars of reorganization costs at such facilities.

6.    NET INCOME PER COMMON SHARE:

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

7. Accrued Liabilities

   Accrued liabilities are comprised of the following:

                                                      Sept. 30, 1998
                                                      --------------
            Payroll and related costs                 $1,671,247
            Taxes, other than payroll and income         443,100
            Other                                      1,345,557
                                                      ----------
                                                       3,459,804
                                                      ----------


7.    RECENT ACCOUNTING PRONOUNCEMENTS:

      Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130,"Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine months ended September 30, 1998, the Company had comprehensive income (loss) of $170,729 and ($2,718,407), respectively, consisting of net income (loss) and foreign currency translation adjustment. For the three and nine months ended September 30, 1997, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 did not have a material effect on the Company's financial position or results of operations.

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

Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the MicroLight 830(TM). Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. All acquisitions have been accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that it's historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines, although there can be no assurance that such efficiencies and improvements will occur.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales increased by approximately 20.2 million, or 230.2%, from $8.7 million for the nine months ended September 30, 1997 to $28.9 million for the nine months ended September 30, 1998. The increase in revenues is primarily the result of increased sales attributable to the acquisition of Med-Quip, Enraf-Nonius and the Cybex product line. Also contributing to the increase are the effects of expanded distribution outlets during these periods.

Gross profit increased $7.6 million, or 198.6%, from $3.8 million for the nine months ended September 30, 1997 to $11.4 million for the nine months ended September 30, 1998. These increases are principally due to the increases in revenues described above. As a percentage of revenue, gross profit decreased from 43.7% for the nine months ended September 30, 1997 to 39.5% for the nine months ended September 30, 1998. These decreases are primarily the result of two factors: (i) initial costs of approximately $1.1 million related to integrating the Cybex product line into existing company facilities, and (ii) the effect of writing down the Cybex inventory, approximately $0.8 million, to reflect its net realizable value during the second quarter of 1998. Exclusion of the $1.9 million of non-recurring costs would result in gross profit of 46% for the nine month period ended September 30, 1998, an increase of 2.4% over the comparable prior period. This increase is due to an increased relative volume of sales of Cybex products, which carry a higher gross profit margin.

Operating expenses increased $8.6 million, or 263.4%, from $3.3 million for the nine months ended September 30, 1997 to $11.9 million for the nine months ended September 30, 1998. As a percentage of sales, operating expenses increased from 37.5% for the nine months ended September 30, 1997 to 41.3% for the nine months ended September 30, 1998. The increases in operating expenses are due to the incremental expenses relating to the selling, general and administrative costs of integrating Med-Quip, Enraf-Nonius and the Cybex Product Line into the Company's existing operations.

Interest charges increased $491,000, or 63.4%, from $774,000 for the nine months ended September 30, 1997 to $1,265,000 million for the nine months ended September 30, 1998. The overall increase in interest expense is primarily due to the interest bearing notes issued to finance some of the Company's acquisitions. However during August 1998, the Company used the proceeds of the Series B Preferred Stock Private Placement to pay off approximately $4.3 million of the short term debt associated with the acquisition of Enraf-Nonius and used the proceeds from the sale of its Homecare assets to reduce the outstanding balance of the Company's Line of Credit.

During the third quarter of 1998, the Company sold its Homecare division's assets for proceeds of $3.65 million. The assets sold had a book value of approximately $4.63 million. As a result of the sale the Company was required to recognize a loss of approximately $0.98 million. This sale should reduce the need for future large bad debt expenses such as those incurred in 1997 and the first six months of 1998.

As a result of the forgoing, the Company reported net losses of approximately $3.1 million for the nine months ended September 30, 1998 compared to net income of approximately $279,000 million for the same period in 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales increased by approximately 10.2 million, or 326.4%, from $3.1 million for the three months ended September 30, 1997 to $13.3 million for the three months ended September 30, 1998. The increase in revenues is primarily the result of increased sales attributable to the acquisition of Med-Quip, Enraf-Nonius and the Cybex product line. Also contributing to the increase are the effects of expanded distribution outlets during these periods.

Gross profit increased $4.1 million, or 317.9%, from $1.3 million for the three months ended September 30, 1997 to $5.4 million for the three months ended September 30, 1998. These increases are principally due to the increases in revenues described above. As a percentage of revenue, gross profit remained fairly constant decreasing 0.9% from 41.3% for the three months ended September 30, 1997 to 40.4% for the three months ended September 30, 1998.

Operating expenses increased $3.9 million, or 350.1%, from $1.1 million for the three months ended September 30, 1997 to $5.0 million for the three months ended September 30, 1998. As a percentage of sales, operating expenses increased from 35.7% for the three months ended September 30, 1997 to 37.7% for the three months ended September 30, 1998. The increases in operating expenses are due to the incremental expenses relating to the selling, general and administrative costs of integrating Med-Quip, Enraf-Nonius and the Cybex Product Line into the Company's existing operations. In June 1998, the Company implemented cost reductions to improve profitability. These reductions included an 8% pay reduction for all employees, an increase in employee contribution into health benefits; discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts. As a result of the cost reductions, the Company's operating expenses for the quarter ended September 30, 1998 are down to 37.7% from 44.5% for the six months ended June 30, 1998.

Interest charges increased $232,000, or 86.7%, from $267,000 for the three months ended September 30, 1997 to $499,000 for the three months ended September 30, 1998. The overall increase in interest expense is primarily due to the interest bearing notes issued to finance some of the Company's acquisitions. However, during August 1998, the Company used the proceeds of the Series B Preferred Stock Private Placement to pay off approximately $4.3 million of the short term debt associated with the acquisition of Enraf-Nonius and used the proceeds from the sale of its Homecare assets to reduce the outstanding balance of the Company's Line of Credit. As a result, interest charges for the three months ended September 30, 1998 decreased to $499,000 as compared to $1,265,000 for the six months ended June 30, 1998.

As a result of the forgoing, the Company reported net losses of approximately $204,000 for the three months ended September 30, 1998 compared to net income of approximately $32,000 for the same period in 1997.

EXPECTED IMPACT OF ENRAF ACQUISITION ON PROFITABILITY

      With the acquisition of Enraf, the Company expects to add approximately $30.0 million to annual sales. Historically, Enraf has experienced chronic operating losses due to operating expenses exceeding the related revenue base. The Company's management has identified numerous areas in which it believes it can significantly reduce Enraf's historical level of operating costs while also creating a synergistic effect of combining Enraf's distribution network with the Company's existing product lines to increase revenue and gross profit. Specifically, management has implemented plans to: (1) reduce excessive research and development, marketing and consultant costs from which Enraf had not been generating an adequate return; (2) reallocate certain technical expertise included in Enraf's workforce to enhance the continued development of certain of Henley's core products; and (3) dispose of certain operations of Enraf that have historically incurred operating losses. The results of the Company's initiatives with respect to improving profitability at Enraf have been evidenced in Enraf's operating results since acquisition. During the four-month period from acquisition through September 30, 1998 Enraf has generated revenues of $9.7 million which contributed gross profit of $3.8 million or 39.1% and net income of $253,000 or 2.6%. Operating expenses for the four-month period ended September 30, 1998 were approximately $3.3 million or 33.7% as compared to 59.4% and 58.2% for the six months ended June 30, 1998 and the year ended December 31, 1997 respectively.

     Effective January 1, 1999, Enraf will assume the European, Australian, and African sales and marketing of Henley's core products. The international sales of Henley's core products should increase because of the established distribution system of Enraf. Henley, in turn, will be adding Enraf's sound and stim products to their line of products available in the United States, Mexico, South America and Asia.

     Management believes that the successful implementation of cost reductions and the potential synergies to be gained by combining Henley's product pipeline with Enraf's international distribution system will enable Enraf to generate positive cash flow to sustain its operations and to service the related acquisition debt.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents in the amount of $1.0 million compared with cash and cash equivalents of $123,620 at December 31, 1997. The increase in cash and cash equivalents was primarily from the acquisition of Enraf-Nonius as cash provided by financing activities has been used to fund operating and investing activities. At September 30, 1998, the Company had working capital of approximately $0.63 million and its current ratio was 1.03 to 1 as compared to working capital of $2.6 million and 1.2 to 1 at December 31, 1997. This decrease in the current ratio is primarily due to the increase in the amount of debt classified as current associated with the Enraf-Nonius purchase. At September 30, 1998, the Company had no material capital expenditure commitments.

Between March and April 1998, the Company sold an aggregate of 2,500 shares of the Preferred Stock at $1,000 per share in private offerings, resulting in net cash proceeds of approximately $2.3 million. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of (i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $7.125 for the 1,825 shares sold in March and $6.375 for the 675 shares sold in April. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130% of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4%, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of Common Stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $9.619. No value was assigned to the warrants as the value was immaterial. Proceeds from the issuance were used to reduce the outstanding balance under the Company's Line of Credit with Comerica. The Company has filed a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and exercise of the warrants sold to the investors.

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

On August 10, 1998, the Company sold in a private placement 2,200 additional Series B Units, for a purchase price of $1,000 per unit, to Lombardier, Goldman Sachs Performance Partners, L.P. and Goldman Sachs Performance Partners (Offshore), L.P., each an accredited investor. In addition, The Zanett Securities Corporation, the placement agent, received warrants to acquire 59,231 shares with the same terms as the warrants sold to the other purchasers. (See Footnotes to Consolidated Financial Statements). Proceeds were used to repay short term notes to Delft in connection with the Enraf-Nonius Acquisition.

The Company has filed a registration statement covering the shares to be issued upon conversion of the Series B Preferred Stock and the associated warrants.

The Year 2000 (the "Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive, such as products, alarm systems and telephone systems, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process data, and may materially impact the Company's financial condition.

The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company is reviewing its scientific equipment, computer systems and related software to identify and determine the Y2K readiness of the Company's systems. This review is being performed by internal teams from various disciplines within the Company. These teams are currently evaluating the Company's Y2K issues, and, if necessary, developing remediation plans. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has not initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. However, the Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.


If necessary, during 1999, the Company will develop a contingency plan to address potential Y2K issues. This contingency plan will likely address problems that the Company identifies during the course of its remediation efforts and reasonably foreseeable problems that may arise as a result of Y2K, including, but not limited to the performance of the Company's computer system. The contingency plan will be continually refined, as additional information becomes available. However, it is unlikely that any contingency plan can fully address all events that may arise.

The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity and financial condition.

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

The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) proceeds from the sale of the Series B Preferred Stock for net proceeds of $4.3 million in July and August 1998, and (iii) the amounts, if any, available under the Line of Credit with Comerica. As of September 30, 1998, the Company had approximately $235,000 in availability under the Line of Credit.

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

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the three months ended September 30, 1998, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D promulgated thereunder:

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

The shareholders voted as follows and elected the following persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified:

                                    NUMBER OF              NUMBER OF
NAME OF DIRECTOR                    VOTES FOR            VOTES WITHHELD
----------------                    ---------            --------------
Michael M. Barbour                  4,216,766                5,000
Chadwick F. Smith, MD               4,216,766                5,000
Dan D. Sudduth                      4,216,631                5,135
Pedro A. Rubio. MD, Ph.D.           4,216,766                5,000
Kenneth W. Davidson                 4,216,766                5,000
Ernest J. Henley, Ph.D.             4,216,766                5,000

The Company held a special meeting of shareholders on November 6, 1998. The holders of 3,448,181 shares of the Company's common stock were present at the meeting in person or by proxy.

The shareholders voted as follows to approve the sale of the Series B Preferred Stock (See footnotes to Consolidated
Financial Statements):

               NUMBER OF              NUMBER OF                NUMBER OF
               VOTES FOR            VOTES AGAINST           VOTES WITHHELD
               ---------            -------------           --------------
               3,404,681               40,300                    3,200

ITEM 5.   OTHER INFORMATION

On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000 in cash and the assumption of certain related liabilities (See footnotes to Consolidated Financial Statements).

On October 30, 1998, certain directors, officers and key employees of the Company purchased 425,000 shares of the Company's common stock from Maxxim Medical for an aggregate sales price of $1,275,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-QSB:

EXHIBIT
   NO.                            DESCRIPTION
--------                          --------------------

2.1 Asset Purchase Agreement by and between Rehabilicare Inc. ("Rehabilicare") and the Company dated August 6, 1998. (Incorporated herein by reference to Exhibit 2.3 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

3.1 Statement of Designation of Rights and Preferences of the Series B Preferred Stock (as corrected). (Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

3.2 Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B Preferred Stock. (Incorporated herein by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

4.1 Registration Rights Agreement dated as of July 1, 1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and The Zanett Securities Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.2 Form of Stock Purchase Warrant issued to Lombardier and Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.3 Securities Purchase Agreement dated as of July 1, 1998, between the Company and Lombardier. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.4 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett. (Incorporated herein by reference to Exhibit 4.7 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

4.5 Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998. (Incorporated herein by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

4.6 Securities Purchase Agreement dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore. (Incorporated herein by reference to Exhibit 4.9 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

10.1 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998. (Incorporated herein by reference to Exhibit
      10.7 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

*27.1 Financial Data Schedule for the nine months ended September 30, 1998.

*     Filed herewith


(b) REPORTS ON FORM 8-K

During the quarter ended September 30, 1998, the Company filed a Current Report on Form 8-K in which it reported the issuance of 2,500 units of the Company's Series B Convertible Preferred Stock on July 13, 1998. In addition, the Company filed amendments to the Company's current report on Form 8-K dated June 15, 1998 in which it reported the consummation of its acquisition of the Enraf-Nonius Companies, on August 14 and 19, 1998, including the required financial information covering the Enraf-Nonius Companies.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)


Date: November 15, 1998                   BY:      /s/ DAN D. SUDDUTH
                                                     Dan D. Sudduth
                                                Executive Vice President,
                                          Chief Financial Officer and Secretary
                                            (on behalf of the Company and as
                                                Chief Accounting Officer)
INDEX OF EXHIBITS

EXHIBIT
   NO.                            DESCRIPTION
--------                          --------------------
2.1 Asset Purchase Agreement by and between Rehabilicare Inc. ("Rehabilicare") and the Company dated August 6, 1998. (Incorporated herein by reference to Exhibit 2.3 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

3.1 Statement of Designation of Rights and Preferences of the Series B Preferred Stock (as corrected). (Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

3.2 Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B Preferred Stock. (Incorporated herein by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

4.1 Registration Rights Agreement dated as of July 1, 1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and The Zanett Securities Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.2 Form of Stock Purchase Warrant issued to Lombardier and Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.3 Securities Purchase Agreement dated as of July 1, 1998, between the Company and Lombardier. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)

4.4 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett. (Incorporated herein by reference to Exhibit 4.7 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

4.5 Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998. (Incorporated herein by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

4.6 Securities Purchase Agreement dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore. (Incorporated herein by reference to Exhibit 4.9 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

10.1 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998. (Incorporated herein by reference to Exhibit
      10.7 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998.)

*27.1 Financial Data Schedule for the nine months ended September 30, 1998.

*     Filed herewith