Form 10KSB40/A
period 1997-12-31
HENLEY HEALTHCARE INC
filed 1999-01-28
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A-2

                                    ---------

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

         The Company believes, although no assurances can be given, that the MicroLight 830(TM) is an effective treatment for CTS, which is the tendon and nerve damage that results from the fast, forceful wrist and hand motions that are repeated in production and manufacturing workplaces many times in each day, such as operating a computer, cutting meat, cutting or plucking poultry or assembling automobiles. Conventional surgical and non-surgical treatments for CTS and other repetitive stress injuries have been for the most part unsuccessful in allowing CTS sufferers to continue with or return to productive employment. As a result of the limited success of these treatments, CTS frequently results in temporary or permanent disability at substantial economic costs. The Company believes that the potential market for the MicroLight 830(TM) includes hospitals, clinics, medical doctors, chiropractors, physical therapists, dentists, veterinarians and, ultimately, individuals. However, the Company has not yet received clearance from the FDA to sell the MicroLight 830(TM) in commercial quantities for human application.

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

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's Common Stock for calendar years 1997 and 1996 on The Nasdaq SmallCap Market:


CALENDAR PERIOD                                               HIGH         LOW
                                                             ------       ------
1997:
First Quarter ........................................       $6.500       $4.125
Second Quarter .......................................        7.750        4.375
Third Quarter ........................................        7.500        4.937
Fourth Quarter .......................................        9.000        5.187

1996:
First Quarter ........................................       $8.750       $4.250
Second Quarter .......................................        8.875        6.000
Third Quarter ........................................        8.125        4.750
Fourth Quarter .......................................        6.875        5.750

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

         Provision for doubtful accounts increased by approximately $1,750,000, from approximately $1,421,000 in 1996 to approximately $3,171,000 in 1997, an increase of approximately 123%. This increase was due to the effect of the Company's fourth quarter revision of its estimates of collectibility of the accounts receivable, which increased the provision for doubtful accounts by approximately $2,000,000. Approximately $1,500,000 of this provision related to receivables outstanding for more than a year at December 31, 1997. Factors contributing to the need for this increased provision included application of insufficient resources to the collection of accounts receivable and logistical problems and delays caused in connection with the implementation of a new accounting system. The Company now has a credit and collections department that consists of four full-time employees who verify and approve credit, review accounts receivable agings on a timely basis and follow-up on collections of accounts. Additionally, the Company sold all of its Homecare operations in August of 1998 (including the related receivables). The Homecare operations were the only part of the Company's operations that included third-party billing and it was these types of receivables that were the impetus for the significant increase in provision for doubtful accounts.

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

         In March 1998, the Company sold 1,825 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at $1000 per share in a private offering, resulting in net proceeds of approximately $1.8 million. The Preferred Stock is convertible into the Company's common stock at the lesser of
(i) 75% of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $6.50 per share. In connection with the transaction, the Company also issued to the investors a 5-year warrant to purchase up to 146,000 shares of the Company's common stock at exercise prices ranging from $7.125 per share to $9.619 per share. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the conversion of the Preferred Stock and exercise of the warrants sold to the investors described above. Based on the requirements of the Consensus of the Emerging Issues Task Force (D-60) regarding the accounting for preferred stock with a floating conversion rate, the Company will incur a dividend expense in the future for the conversion of the Preferred Stock. Such dividend expense is calculated as the discount over fair market value as of the date the Preferred Stock was sold to the investors. This discount amount of $608,333 will be treated as a dividend to the holders of the Preferred Stock and will be ratably charged to operations over a period of 120 days from the date of issuance, the first date upon which the Preferred Stock is convertible.

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

ITEM 7. FINANCIAL STATEMENTS

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
Reports of Independent Public Accountants ............................   17-18
Consolidated Balance Sheet ...........................................   19
Consolidated Statements of Operations ................................   20
Consolidated Statements of Stockholders' Equity ......................   21
Consolidated Statements of Cash Flows ................................   22
Notes to Consolidated Financial Statements ...........................   23-37

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Henley Healthcare, Inc.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henley Healthcare, Inc., and subsidiaries as of December, 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited the calculation of the 1996 loss per share, as restated, as described in Note 1, "Loss per share." In our opinion, the recalculation of loss per share pursuant to Statement of Financial Accounting Standards No. 128 is appropriate and has been properly applied in accordance with generally accepted accounting standards.

ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 1998

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Henley Healthcare, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Henley Healthcare, Inc. and Subsidiary (formerly Lasermedics, Inc.) for the year ended December 31, 1996 (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" and the resultant restatement of the Company's earnings per share for the year ended December 31, 1996 as discussed in Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Henley Healthcare, Inc. and Subsidiary for the year ended December, 31, 1996 (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" and the resultant restatement of the Company's earnings per share for the year ended December 31, 1996 as discussed in Note 1) in conformity with generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 23, 1997

                             HENLEY HEALTHCARE, INC.

                                                      CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                                           1997
                                                                   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................     $    123,620
   Accounts receivable, net of allowance for doubtful ........        6,675,800
      accounts of $2,165,124
   Inventory .................................................        8,147,357
   Prepaid expenses ..........................................          228,165
   Other current assets ......................................           71,960
                                                                   ------------
                  TOTAL CURRENT ASSETS .......................       15,246,902

PROPERTY, PLANT AND EQUIPMENT, net ...........................        3,994,231
GOODWILL AND OTHER INTANGIBLES, net ..........................        5,670,004
OTHER ASSETS, net ............................................        1,244,580
                                                                   ------------
      TOTAL ASSETS ...........................................     $ 26,155,717
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit ............................................     $  7,105,868
   Current maturities of long-term debt ......................          433,763
   Accounts payable ..........................................        3,970,270
   Accrued expenses and other current liabilities ............        1,099,572
                                                                   ------------
      TOTAL CURRENT LIABILITIES ..............................       12,609,473

INTEREST PAYABLE .............................................          536,667
LONG-TERM DEBT, net of current maturities ....................        9,466,179
                                                                   ------------
      TOTAL LIABILITIES ......................................       22,612,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.10 par value; 2,500,000
      shares authorized; none issued and outstanding .........             --
   Common stock - $.01 par value; 20,000,000
      shares authorized; 3,473,897 shares issued .............           34,738
   Additional paid-in-capital ................................       14,117,079
   Accumulated deficit .......................................      (10,382,240)
                                                                   ------------
                                                                      3,769,577
   Treasury stock, at cost, 279,000 common shares ............         (226,179)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY .............................        3,543,398

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............     $ 26,155,717
                                                                   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,                                1997            1996
                                                   ------------    ------------
NET SALES ......................................   $ 24,257,014    $ 12,485,961
COST OF SALES ..................................     11,726,802       5,752,266
                                                   ------------    ------------
GROSS PROFIT ...................................     12,530,212       6,733,695

OPERATING EXPENSES:
   Selling, general and administrative .........      9,217,765       4,740,058
   Research and development ....................        506,629         313,599
   Provision for doubtful accounts .............      3,171,163       1,420,518
   Depreciation and amortization ...............        716,264         283,746
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS ..................     (1,081,609)        (24,226)

INTEREST EXPENSE ...............................     (1,147,842)       (814,636)
OTHER INCOME (EXPENSE), net ....................        105,018         (40,475)
                                                   ============    ============
NET LOSS .......................................   $ (2,124,433)   $   (879,337)
                                                   ============    ============
NET LOSS PER COMMON SHARE - basic and diluted ..   $      (0.71)   $      (0.44)
                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                   3,000,119       1,995,388
                                                   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             HENLEY HEALTHCARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                    COMMON STOCK            ADDITIONAL
                                             ---------------------------     PAID-IN      ACCUMULATED
                                                SHARES       PAR VALUE       CAPITAL        DEFICIT
                                             ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1995 .............      1,761,225   $     17,612   $  7,232,691   $ (7,378,470)

Issuance of common stock for services
  in February 1996 .......................           --             --            6,379           --
Subscriptions for common stock at $3.00
  per share in January through June 1996 .        644,670          6,447      1,927,577           --
Issuance of common stock for services ....         33,333            333         99,667           --
Issuance of common stock on conversion
  on Bridge Notes ........................        176,773          1,768        528,552           --
Issuance of common stock on the
  exercise of warrants ...................         75,000            750          6,750           --
Issuance of common stock for  equipment ..          4,000             40         11,960           --
Issuance of common stock for  acquisitions        121,170          1,211        748,789           --
Issuance of common stock related to
  employment agreement ...................        205,268          2,053         97,947           --
Net loss .................................           --             --             --         (879,337)
                                             ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1996 .............      3,021,439         30,214     10,660,312     (8,257,807)

Issuance of common stock for acquisitions         361,117          3,611      2,907,229           --
Issuance of common stock for non-compete
  agreement ..............................         10,000            100         53,025           --
Exercise of common stock options .........         20,000            200        159,800           --
Exercise of common stock warrants ........         61,341            613        336,713           --
Net loss .................................           --             --             --       (2,124,433)
                                             ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997 .............      3,473,897   $     34,738   $ 14,117,079   $(10,382,240)
                                             ============   ============   ============   ============
                                                    TREASURY STOCK
                                             ----------------------------    STOCKHOLDERS'
                                                             ACQUISITION       EQUITY
                                                SHARES          COST          (DEFICIT)
                                             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1995 .............       (281,000)   $   (227,800)   $   (355,967)

Issuance of common stock for services
  in February 1996 .......................          2,000           1,621           8,000
Subscriptions for common stock at $3.00
  per share in January through June 1996 .           --              --         1,934,024
Issuance of common stock for services ....           --              --           100,000
Issuance of common stock on conversion
  on Bridge Notes ........................           --              --           530,320
Issuance of common stock on the
  exercise of warrants ...................           --              --             7,500
Issuance of common stock for  equipment ..           --              --            12,000
Issuance of common stock for  acquisitions           --              --           750,000
Issuance of common stock related to
  employment agreement ...................           --              --           100,000
Net loss .................................           --              --          (879,337)
                                             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1996 .............       (279,000)       (226,179)      2,206,540

Issuance of common stock for acquisitions            --              --         2,910,840
Issuance of common stock for non-compete
  agreement ..............................           --              --            53,125
Exercise of common stock options .........           --              --           160,000
Exercise of common stock warrants ........           --              --           337,326
Net loss .................................           --              --        (2,124,433)
                                             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1997 .............       (279,000)   $   (226,179)   $  3,543,398
                                             ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HENLEY HEALTHCARE, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                            1997            1996
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................   $ (2,124,433)   $   (879,337)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
       Depreciation and amortization expense ...............................        716,264         283,746
       Amortization of discount on notes payable ...........................           --           151,667
       Interest expense imputed on notes payable ...........................        284,667         294,820
       Provision for doubtful accounts .....................................      3,171,163       1,420,518
       Shares issued for public relations agreement ........................           --             8,000
       Shares issued for equipment .........................................           --            12,000
       Shares issued for services/with employment agreement ................           --           200,000
       Shares issued for compensation ......................................        160,000            --
       Shares issued for non-compete agreement .............................         53,125            --
       Changes in operating assets and liabilities:
         Increase in accounts receivable ...................................     (4,258,785)     (2,623,498)
         (Increase) decrease in inventory ..................................       (398,533)      1,381,689
         (Increase) decrease in prepaid expenses and other current assets ..         88,115        (149,693)
         Increase in other assets ..........................................       (290,209)        (16,447)
       Increase in accounts payable and accrued liabilities ................      2,464,591         500,785
                                                                               ------------    ------------
         Total adjustments .................................................      1,990,398       1,463,587
                                                                               ------------    ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................       (134,035)        584,250
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired of $68,600 and $46,270, respectively ..     (4,862,371)     (6,603,046)
  Capital expenditures .....................................................       (356,533)       (140,570)
                                                                               ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES .................................     (5,218,904)     (6,743,616)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock ...............................           --         1,941,524
  Proceeds from exercise of common stock warrants ..........................        337,326            --
  Proceeds from line of credit .............................................     13,891,049       2,187,071
  Payments on line of credit ...............................................     (8,972,251)           --
  Proceeds from long-term debt .............................................      1,430,000       2,509,000
  Principal payments on long-term debt .....................................     (1,717,457)       (173,701)
                                                                               ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .............................      4,968,667       6,463,894
                                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents .......................       (384,272)        304,528
Cash and cash equivalents at beginning of period ...........................        507,892         203,364
                                                                               ------------    ------------
Cash and cash equivalents at end of period .................................   $    123,620    $    507,892
                                                                               ============    ============
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest .................................................................   $    796,643    $    325,136
                                                                               ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Henley Healthcare, Inc. and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

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

CASH EQUIVALENTS

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

PROPERTY, PLANT AND EQUIPMENT

The amount of property, plant and equipment is stated at cost less accumulated depreciation. Depreciation and amortization of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized.

RECLASSIFICATION

Certain reclassifications have been made to prior year data in the consolidated financial statements to conform to the current year's presentation.

INCOME TAXES

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

LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997, and has retroactively revised the presentation of net loss per share in historical financial statements to present both basic and diluted net loss per share as required by SFAS No. 128. Basic net loss per common share is based on the weighted average number of shares outstanding during the period, while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The Company's net loss per share presented in the accompanying financial statements, calculated under SFAS No. 128, is the same as net loss per share calculated under the provisions of APB Opinion No. 15. Both basic net loss per share and diluted net loss per share are the same since the Company's outstanding stock options and warrants have not been included in the calculation because their effect would have been anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

STOCK OPTIONS

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

RESEARCH AND DEVELOPMENT

Expenditures relating to research and development are expensed as incurred.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND INTANGIBLES

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

OTHER ASSETS

Other assets consists principally of acquired trade name rights, which are being amortized over the shorter of the life of the rights or 7 years. Accumulated amortization at December 31, 1997 was $38,000.

LICENSE AGREEMENTS

The Company has executed licensing agreements under which it has secured the rights provided under certain patents and trade names. License fees and royalties, payable under the terms of these agreements, are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles (including goodwill) held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the realizability of its long-lived assets pursuant to the provisions of SFAS No. 121. Based on the Company's analysis of the undiscounted future cash flows for its long-term assets, no impairments have been recognized under SFAS No. 121.

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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT:

At December 31, 1997, property, plant and equipment consisted of the following:


                                                                     Estimated
                                                                    Useful Life
                                                                    ------------
Land .......................................      $   190,000
Buildings ..................................        1,932,311           25 years
Machinery and equipment ....................        2,231,435       3 to 7 years

Office furniture and fixtures ..............          238,016            5 years
Automobile .................................            6,000            5 years
                                                  -----------
                                                    4,597,762
Less accumulated depreciation ..............         (603,531)
                                                  -----------
Property, plant and equipment, net .........      $ 3,994,231


Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt.

4.       GOODWILL AND OTHER INTANGIBLES:

At December 31, 1997, goodwill and other intangibles consisted of the following:


                                                                     Estimated
                                                                    Useful Life
                                                                   -------------
Goodwill ....................................     $ 4,947,297           15 years
Proprietary training programs ...............         700,000      5 to 10 years
Patents .....................................         203,674            7 years
Covenant not to compete .....................         193,125            2 years
                                                  -----------
                                                    6,044,096
Less accumulated amortization ...............        (374,092)
                                                  -----------
Goodwill and other intangibles, net .........     $ 5,670,004

5. ACQUISITIONS:

BUSINESSES

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

These 1996 acquisitions have been accounted for as purchases for accounting purposes, and the results of operations of the acquisitions have been included in the consolidated statement of operations from the dates of acquisition. The estimated purchase price in excess of the estimated fair value of the net assets acquired, aggregated approximately $2,261,000 for all of the acquisitions. Assuming these acquisitions had occurred on January 1, 1996, pro forma net sales, net loss and net loss per common share for the year ended December 31, 1996, would amount to $20,120,000, $(1,462,000) and $(.73), respectively. These amounts reflect adjustments for interest on the Note and the financing arrangements with Comerica, amortization of goodwill, compensation related to an employment agreement and depreciation on re-valued property, plant and equipment.

In January 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding common stock of Texas T.E.N.S., Inc., a privately-owned Texas corporation ("TENS"), for an estimated purchase price of approximately $850,000 plus related acquisition costs of approximately $65,000. The purchase price was paid by the Company's issuance of a subordinated promissory note in the principal amount of $400,000 (the "TENS Note") with the balance of the purchase price paid in cash. In August 1997, the principal balance on the TENS Note plus all accrued and unpaid interest due on the Note was paid.

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

In December 1997, the Company acquired all of the issued and outstanding common stock of NCI, Inc., a Michigan corporation ("NCI"), for an estimated purchase price of $1,190,000 plus estimated acquisition costs of $5,000. The purchase price was paid by the issuance to the seller of 188,847 shares of the Company's common stock.

These 1997 acquisitions of businesses have been accounted for as purchases for accounting purposes, and the results of operations of the acquired companies have been included in the consolidated statement of operations from the

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respective dates of acquisition to December 31, 1997. Pro forma financial information is not provided because the amounts are not materially different from 1997 and 1996 results. The estimated purchase price in excess of the estimated fair value ("FV") of the net assets acquired aggregates approximately $3,047,000 for the acquisitions as shown below:

                               TENS         MEDQUIP         SM             NCI         Total
                            -----------   -----------   -----------    -----------   -----------
Purchase price ..........   $   850,000   $ 1,417,500   $    56,625    $ 1,189,736   $ 3,513,861
Acquisition costs .......        65,000        56,000        15,000          5,000       141,000
                            -----------   -----------   -----------    -----------   -----------
                                915,000     1,473,500        71,625      1,194,736     3,654,861
                            -----------   -----------   -----------    -----------   -----------
FV of assets acquired ...       613,095       637,216        72,019        700,000     2,022,330
FV of liabilities assumed       114,355       504,619       101,908            -0-       720,882
                            -----------   -----------   -----------    -----------   -----------
Net assets (liabilities)
acquired ................       498,740       132,597       (29,889)       700,000     1,301,448
                            -----------   -----------   -----------    -----------   -----------
Excess of cost over  fair
value of net assets
acquired (goodwill) .....   $   416,260   $ 1,340,903   $   101,514    $   494,736   $ 2,353,413
                            -----------   -----------   -----------    -----------   -----------

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

In March 1997, the Company entered into new agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the MicroLight 830TM since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. In connection with these agreements, the Company is required to pay a 3 percent royalty on revenue generated by the Company on sales of the applicable products. Also pursuant to the agreements, the Company obtained unto perpetuity the exclusive world-wide manufacturing rights to all low level laser devices manufactured by or for CBS subject to the payment to CBS by June 15, 1998, of $175,000.

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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT:

The following table summarizes the Company's long-term debt at December 31, 1997, which is described below:

Note payable - Maxxim .......................           (a)           $7,000,000
Term Note A - Comerica ......................           (b)            1,382,334
Term Note B - Comerica ......................           (b)            1,445,422
Note payable - MJH ..........................           (c)               72,186
                                                                      ----------
                                                                       9,899,942
Less: Current maturities ....................                            433,763
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

In connection with the acquisition of the Product Line from Cybex in September 1997, the Company obtained the cash purchase price pursuant to an amendment to the Amended and Restated Loan Agreement (the "Amended Loan Agreement") entered into with Comerica. The Amended Loan Agreement provides for a revolving loan which permits borrowings up to $8,000,000 pursuant to a borrowing base calculation derived from the Company's accounts receivable and inventory. The revolving loan had an outstanding balance of $7,105,868 at December 31, 1997, and is subject to interest at the Prime Rate (8.50% at December 31, 1997) plus one-half of one percent per annum, payable monthly. In connection with the Amended Loan Agreement, the Company paid off its Term Note A with Comerica in the amount of $893,000 and issued a substitute Term Note A in the amount of $1,430,000. The revolving loan's maturity date is February 1, 1999, while the $1,430,000 Term Note A is due on September 30, 2002. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. The Amended Loan Agreement also contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. The Company, among other provisions, is also limited in the amount of its capital expenditures, research and development expenditures and dividends and all future acquisitions and major corporate transactions require approval of Comerica, as do offerings of securities by the Company.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aggregate maturities of long-term debt are as follows:


For the year ending December 31,
                               1998 ....................           $  433,763
                               1999 ....................            1,825,883
                               2000 ....................            1,793,729
                               2001 ....................            1,793,729
                               2002 ....................            1,746,083
                2003 and thereafter ....................            2,306,755
                                                                   ----------
                                                                   $9,899,942

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
                                                                      ----------
                                                                      $1,099,572

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES:

The following is an analysis of the Company's deferred tax assets at December 31, 1997:


Deferred tax assets:
  Accrued expenses and other .................................      $    34,000
  Allowance for doubtful accounts ............................          699,000
  Deferred compensation ......................................          494,000
  Net operating loss carryforwards ...........................        2,150,000
                                                                    -----------
                                                                      3,377,000

Deferred tax liability:
  Depreciation and amortization ..............................          (49,000)

  Net deferred tax asset before valuation allowance ..........        3,328,000
Valuation allowance ..........................................       (3,328,000)
                                                                    -----------
Net deferred tax asset .......................................      $       -0-


The components of the Company's income tax provisions for the years ended December 31, 1997 and 1996, were as follows:


                                                      1997               1996
                                                   ---------          ---------
Current ..................................         $(666,000)         $(132,000)
Deferred .................................           666,000            132,000
                                                   ---------          ---------
Provision for income taxes ...............         $     -0-          $     -0-


Differences between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 1997 and 1996 are as follows:


                                                          1997             1996
                                                     ---------        ---------
Provision at the statutory rate ..............       $(722,000)       $(132,000)
Permanent differences and other ..............          71,000           56,000
Increase in valuation allowance ..............         651,000           76,000
                                                     ---------        ---------
Total tax provision ..........................       $     -0-        $     -0-


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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS AND WARRANTS:

Pursuant to the provisions of the 1996 Non-Employee Director Stock Option Plan (the "Director Stock Plan") and the 1996 Incentive Stock Plan (the "Incentive Plan"), certain of the Company's directors were granted stock options during fiscal 1997 as discussed below. At December 31, 1997, there were 95,000 and 1,180,000 shares available for issuance under the Director Stock Plan and the Incentive Plan, respectively. A summary of the Company's options and warrants as of December 31, 1997 and 1996, and changes during the years then ended is presented below:

                                                   1997                           1996
                                         ----------------------------   ----------------------------
                                                        Weighted Avg.                  Weighted Avg.
                                          Shares       Exercise Price     Shares      Exercise Price
                                         ----------    --------------   ----------    --------------
Outstanding at beginning of year .....    1,811,502    $         5.24      962,726    $         3.81
Canceled/expired .....................      (91,385)             5.53      (50,000)             0.10
Granted ..............................       60,000              5.83      973,776              6.02
Exercised ............................      (91,341)             4.57      (75,000)             0.10
                                         ----------    --------------   ----------    --------------
Outstanding at end of year ...........    1,688,776    $         5.24    1,811,502    $         5.24

Options and warrants exercisable at
     year-end ........................    1,688,776    $         5.24    1,811,502    $         5.24
Weighted-average fair value of options
  and warrants granted during the year                 $         4.31                 $         1.26

The following table summarizes the information about stock options and warrants outstanding at December 31, 1997:

                                 Options and Warrants Outstanding and Exercisable
                      ----------------------------------------------------------------------
                                                   Weighted Average
     Range of           Number Outstanding             Remaining          Weighted Average
 Exercise Prices       at December 31, 1997        Contractual Life        Exercise Price
------------------ -------------------------- --- ------------------- -- -------------------
   $1.00-$3.00                        205,000             2.0                  $ 3.00
   $4.00-$5.50                        515,000             4.4                  $ 4.49
   $6.00-$7.88                        968,776             3.4                  $ 6.11
                      -----------------------
                                    1,688,776             3.7                  $ 5.24
                      =======================

The Company has elected, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") to apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 1997 and 1996, would approximate the pro forma amounts shown in the table below.


Year ended December 31,                              1997              1996
                                                 -------------    -------------
Net loss - as reported .......................   $  (2,124,433)   $    (879,337)
Net loss - pro forma .........................   $  (2,286,913)   $  (1,023,837)
Net loss per common share - as reported ......   $       (0.71)   $       (0.44)
Net loss per common share - pro forma ........   $       (0.76)   $       (0.51)

For the year ended December 31, 1997, the pro forma values were calculated using the Black-Scholes option pricing model and included the following weighted average assumptions: zero dividends, expected stock price volatility of 80.7

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EXCLUSIVE RIGHTS AGREEMENT

In March 1997, the Company entered into new agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the MicroLight 830TM since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive world-wide distribution rights to all low level laser devices manufactured by or for CBS. In connection with these agreements, the Company is required to pay a 3 percent royalty on revenue generated by the Company on sales of the applicable products.

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

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future rental payments are as follows:


Fiscal Years
----------------
1998 ........................     $182,383
1999 ........................      174,234
2000 ........................      140,009
2001 ........................       26,652
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

14.      SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing transactions during the years ended December 31, 1997 and 1996, were as follows:

                                                          1997           1996
                                                       ----------     ----------
Common shares issued in connection
  with acquisitions ..............................     $2,910,840     $  750,000
Common shares issued in connection
  with conversion of bridge notes ................           --          530,320
Common shares issued for
  equipment ......................................           --           12,000
Common shares issued for employment
  agreement and/non-compete ......................         53,125        208,000
Accrued amounts relating to acquisitions .........           --           92,253
Compensation related to common stock
  options in legal settlement ....................        160,000           --

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. NON-RECURRING FOURTH QUARTER ADJUSTMENT:

During the fourth quarter of 1997 the Company revised its estimates of collectibility of its accounts receivable, and accordingly, increased its reserve for uncollectible accounts by approximately $2,000,000. During the third quarter of 1997, the Company commenced an extensive analysis of its accounts with particular emphasis on its accounts receivable which relate to the Company's operations, which include third-party billings. In conjunction with the analysis, the Company intensified its collection efforts. Billings to third-party payors, by their nature, demand longer-than-average time to bill and much longer-than-average time to collect. Upon further scrutiny in the fourth quarter and on the basis of the analysis, management revised its estimates of collectibility of the Company's accounts receivable for operations, including third-party billings. Factors contributing to the need for this increased provision included application of insufficient resources to the collection of accounts receivable and logistical problems and delays caused in connection with the implementation of a new accounting system. The Company has also changed certain procedures in the collection process in order to improve the future collectibility of the accounts receivable.

The effects of this revision on the Company's results of operations is to increase net loss by approximately $2,000,000, the amount of the increase in the provision for doubtful accounts. Approximately $1,500,000 of this provision related to receivables outstanding for more than a year at December 31, 1997.

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

EQUITY TRANSACTIONS

On February 20, 1998, and March 13, 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 of the
Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. The conversions were based on the current conversion price of $2.00 per share under the Note. The agreements also provide that the entire $4 million conversion shall be applied to the Company's full redemption obligation due in the year 2003 and partially to the Company's redemption obligation due in the year 2002 as provided in the Note. The Company has agreed to file a registration statement covering the resale of the shares of Common Stock issued to Maxxim as a result of the conversions described above.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRO FORMA FINANCIAL INFORMATION

The following summarized pro forma (unaudited) information assumes these acquisition and equity transactions were completed at December 31, 1997:


Current assets ........................................              $16,126,497
Goodwill ..............................................                6,458,840
Total assets ..........................................               27,912,682
Line of credit ........................................                5,450,868
Long-term debt ........................................                5,513,816
Stockholders' equity ..................................               10,847,064

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

ITEM 10. EXECUTIVE COMPENSATION

  SUMMARY OF COMPENSATION. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's President and Chief Executive Officer, Michael M. Barbour and Chief Financial Officer, Dan D. Sudduth. During 1997, 1996 and 1995, no other executive officers received compensation which exceeded $100,000:

                                                                                         LONG TERM COMPENSATION
                                                                ----------------------------------------------------------
                                    ANNUAL COMPENSATION                      AWARDS                PAYOUTS
                            ----------------------------------  --------------------------------   --------   ------------
                                                                                      SECURITIES
                                                                                      UNDERLYING                  ALL
                                                  OTHER ANNUAL   RESTRICTED STOCK      OPTIONS/      LTIP        OTHER
 NAME AND POSITION   YEAR    SALARY      BONUS    COMPENSATION        AWARDS           SARS (#)     PAYOUTS   COMPENSATION
------------------   ----   --------   --------   ------------   -----------------   ------------   -------   ------------
Michael M. Barbour   1997   $160,000     40,000           --                  --            3,333      --             --
CEO ..............   1996   $171,657       --             --                  --             --        --             --
                     1995   $110,000       --     $      9,000                --             --        --             --

Dan D. Sudduth (1)   1997   $134,811       --             --                  --            3,333      --             --
CFO ..............   1996       --         --             --                  --             --        --             --
                     1995       --         --             --                  --             --        --             --

(1) Mr. Sudduth was a consultant to the Company prior to February 1997 when he became an employee.

  OPTION/SAR GRANTS. The following table provides certain information with respect to common stock options granted during the fiscal year ended December 31, 1997 by the Company's Chief Executive Officer and Chief Financial Officer:

                                NUMBER OF
                                SECURITIES                    PERCENT OF
                                UNDERLYING                    TOTAL OPTIONS           EXERCISE
NAME AND                        OPTION/SARS                   /SARS GRANTED           PRICE                  EXPIRATION
POSITION                        GRANTED                       TO EMPLOYEES            ($/SHARE)              DATE
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

NAME AND ADDRESS                                                AMOUNT AND NATURE OF
OF BENEFICIAL OWNER (1)                                       BENEFICIAL OWNERSHIP (2)      PERCENT OF CLASS
-----------------------------------------------------------   ------------------------      ----------------
Ernest J. Henley, Ph.D ....................................                  3,545,000(3)              51.17%
Kenneth W. Davidson .......................................                  3,520,000(3)              50.99%
  10300 49th Street North
  Clearwater, FL 33762
Maxxim Medical, Inc. ......................................                  3,500,000(4)              50.85%
  10300 49th Street North
  Clearwater, FL 33762
Chadwick F. Smith, MD .....................................                    430,666(5)               7.67%
  1127 Wilshire Blvd ......................................
  Los Angeles, California 90017
Michael M. Barbour ........................................                    421,748(6)               7.52%
Pedro A. Rubio, MD, Ph.D ..................................                    129,128(7)               2.36%
Dan D. Sudduth ............................................                     70,000(8)               1.28%
All Executive Officers and Directors as a Group (8 persons)                  4,667,042(9)              61.38%

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

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January, 1999.

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

10.13* Asset Purchase Agreement with AMC Acquisition Corp., Dan D. Sudduth, Britton D. Sudduth and Roger W. Dartt dated February 12, 1998 (Exhibit
         10.13 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997 (File No. 0-28566)).

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

21.1* Subsidiaries of Registrant (Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-28566)).

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Goldstein Golub Kessler LLP

27.1* Financial Data Schedule (Exhibit 27.1 to the Company's First Amendment to its Annual Report on 27.1* Form 10-KSB/A for the year ended December 31, 1997 (File No. 0-28566)).