Form 10QSB/A
period 1998-06-30
HENLEY HEALTHCARE INC
filed 1999-01-28
CIK 890284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                FORM 10-QSB/A-2

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


ITEM 1. FINANCIAL STATEMENTS

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements."


                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Consolidated Balance Sheets                                                  3

Condensed Consolidated Statements of Operations                              4

Consolidated Statements of Cash Flows                                        6

Notes to Consolidated Financial Statements                                7-10

                            HENLEY HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30, 1998    DECEMBER 31, 1997
                                                                         -------------    -----------------
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...........................................  $   1,326,979    $         123,620
  Accounts receivable, net of allowance for doubtful accounts of
    $3,117,888 and $2,165,124, respectively ...........................     12,667,940            6,675,800
  Inventory ...........................................................     10,815,826            8,147,357
  Prepaid expenses ....................................................        671,130              228,165
  Other current assets ................................................        140,196               71,960
                                                                         -------------    -----------------
    TOTAL CURRENT ASSETS ..............................................     25,622,071           15,246,902
PROPERTY, PLANT AND EQUIPMENT, net ....................................      7,164,606            3,994,231
GOODWILL AND OTHER INTANGIBLES, net ...................................     18,367,362            5,670,004
OTHER ASSETS, net .....................................................      1,345,109            1,244,580
                                                                         -------------    -----------------
TOTAL ASSETS ..........................................................  $  52,499,148    $      26,155,717
                                                                         =============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit - bank ...............................................  $  14,796,882    $       7,105,868
  Current maturities of long-term debt ................................      2,345,214              433,763
  Accounts payable ....................................................      7,270,275            3,970,270
  Accrued expenses and other current liabilities ......................      4,073,124            1,099,572
                                                                         -------------    -----------------

TOTAL CURRENT LIABILITIES .............................................     28,485,495           12,609,473
INTEREST PAYABLE ......................................................        295,000              536,667
LONG-TERM DEBT, net of current maturities .............................     15,296,569            9,466,179
                                                                         -------------    -----------------
    TOTAL LIABILITIES .................................................     44,077,064           22,612,319
STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par value; authorized 2,500,000 shares; issued
    and outstanding 2,500 shares of Series A ..........................      2,922,792                 --
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued 5,662,205 and
    3,473,897, respectively ...........................................         56,622               34,738
  Additional paid-in-capital ..........................................     19,613,142           14,117,079
  Accumulated deficit .................................................    (13,944,293)         (10,382,240)
                                                                         -------------    -----------------
                                                                             8,648,263            3,769,577
  Treasury stock, at cost, 279,000 common shares ......................       (226,179)            (226,179)
                                                                         -------------    -----------------
    TOTAL STOCKHOLDERS' EQUITY ........................................      8,422,084            3,543,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................  $  52,499,148    $      26,155,717
                                                                         =============    =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HENLEY HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

THREE MONTHS ENDED JUNE 30,                               1998            1997
                                                      -----------    -----------
NET SALES .........................................   $ 9,064,935    $ 3,844,525
COST OF SALES .....................................     5,740,745      2,152,982
                                                      -----------    -----------
GROSS PROFIT ......................................     3,324,190      1,691,543
OPERATING EXPENSES ................................     4,715,174      1,379,978
                                                      -----------    -----------
INCOME (LOSS) FROM OPERATIONS .....................    (1,390,984)       311,565
INTEREST EXPENSE ..................................      (432,876)      (264,244)
OTHER INCOME (EXPENSE), net .......................       (48,492)         3,711
                                                      -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........    (1,872,352)        51,032
                                                      -----------    -----------
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS OF HOMECARE
  DIVISION ........................................      (156,742)        42,666
EXTRAORDINARY ITEM
  LOSS ON DISPOSAL OF HOMECARE OPERATIONS .........      (952,052)          --
                                                      -----------    -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ........    (1,108,794)        42,666
                                                                     -----------
NET INCOME (LOSS) .................................   $(2,981,146)   $    93,698
                                                      -----------    -----------
PREFERRED STOCK DIVIDENDS .........................   $   621,141           --
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS ....................................   $(3,602,287)   $    93,698
INCOME (LOSS) PER COMMON SHARE - basic and diluted:
INCOME (LOSS) FROM CONTINUING OPERATIONS

AVAILABLE TO COMMON ...............................   $     (0.46)   $      0.02
INCOME (LOSS) FROM OPERATIONS OF HOMECARE DIVISION    $     (0.03)   $      0.01
LOSS FROM DISPOSAL OF HOMECARE DIVISION ...........   $     (0.18)          --
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS ....................................   $     (0.67)   $      0.03

SHARES USED IN COMPUTING NET INCOME (LOSS)
  PER COMMON SHARE  - basic and diluted ...........     5,383,205      2,988,061
                                                      -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HENLEY HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

SIX MONTHS ENDED JUNE 30,                                 1998            1997
                                                      ------------    ------------
NET SALES .........................................   $ 15,488,719    $  6,979,216
COST OF SALES .....................................      9,488,117       3,793,881
                                                      ------------    ------------
GROSS PROFIT ......................................      6,000,602       3,185,335
OPERATING EXPENSES ................................      6,889,909       2,493,784
                                                      ------------    ------------
INCOME (LOSS) FROM OPERATIONS .....................       (889,307)        691,551
INTEREST EXPENSE ..................................       (765,771)       (507,012)
OTHER INCOME (EXPENSE), net .......................         19,972           8,856
                                                      ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........     (1,635,106)        193,395
                                                      ------------    ------------
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS OF HOMECARE
  DIVISION ........................................       (301,978)         53,482
EXTRAORDINARY ITEM
  LOSS ON DISPOSAL OF HOMECARE OPERATIONS .........       (952,052)           --
                                                      ------------    ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ........     (1,254,030)         53,482
                                                                      ------------
NET INCOME (LOSS) .................................   $ (2,889,136)   $    246,877
PREFERRED STOCK DIVIDENDS .........................   $    672,917            --
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS ....................................   $ (3,562,053)   $    246,877
                                                      ------------    ------------
INCOME (LOSS) PER COMMON SHARE - basic and diluted:

INCOME (LOSS) FROM CONTINUING OPERATIONS
  AVAILABLE TO COMMON SHAREHOLDERS ................   $      (0.50)   $       0.07
INCOME (LOSS) FROM OPERATIONS OF HOMECARE
  DIVISION ........................................   $      (0.06)   $       0.02
LOSS FROM DISPOSAL OF HOMECARE DIVISION ...........   $      (0.21)           --
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS ....................................   $      (0.77)   $       0.09
                                                      ------------    ------------
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  COMMON SHARE  - basic and diluted ...............      4,652,609       2,884,851
                                                      ------------    ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            HENLEY HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

SIX MONTHS ENDED JUNE 30,                                                1998           1997
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ................................................   $(2,889,136)   $   246,877
                                                                     -----------    -----------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization expense ........................       867,655        273,119
    Interest expense imputed on notes payable ....................        79,332        165,667
    Bad debt expense .............................................       590,846        690,441
    Loss on discontinued operations ..............................       952,052           --
        Changes in operating assets and liabilities:
      Increase in accounts receivable ............................    (1,940,059)    (1,270,555)
      Decrease (increase) in inventory ...........................       760,142       (360,923)
      Decrease in prepaid expenses and other current assets ......       155,956             80
      Decrease (increase) in other assets ........................         7,842        (97,084)
      Decrease in accounts payable, accrued expenses and other
         current liabilities .....................................      (219,649)      (107,449)
                                                                     -----------    -----------
           Total adjustments .....................................     1,254,117       (706,704)
                                                                     -----------    -----------
           Net cash used in operating activities .................    (1,635,019)      (459,827)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTIGATING ACTIVITIES:
    Acquisitions, net of cash acquired of $1,118,524 .............       548,524       (439,641)
    Capital expenditures .........................................    (1,682,102)       (61,367)
                                                                     -----------    -----------
           Net cash used in investing activities .................    (1,133,578)      (501,008)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred stock ................     2,249,875           --
    Proceeds from line of credit .................................       698,955      1,519,462
    Proceeds from long-term debit ................................     1,260,000           --
    Principal payments of long-term debt .........................      (236,874)      (596,392)
                                                                     -----------    -----------
           Net cash provided by financing activities .............     3,971,956        923,070
                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents .............     1,203,359        (37,765)
Cash and cash equivalents at beginning of period .................       123,620        507,892
                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................   $ 1,326,979    $   470,127
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .....................................................   $   701,000    $   325,335
                                                                     -----------    -----------

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

      On May 29, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enraf-Nonius, B.V. ("Enraf"), a wholly-owned subsidiary of Delft Instruments N.V.("Delft"). Enraf specializes in the development, manufacture and sale of medical products, including ultra-sound and electrical stimulation, used in pain management, physical therapy and rehabilitation. The purchase price for Enraf was approximately $15 million plus acquisition costs of approximately $1 million. The purchase was financed with short and long term notes totaling approximately $7 million from Delft and $8 million from bank financing. The short term notes were repaid by the Series B Preferred Offerings that were funded in July and August 1998. The acquisition was accounted for as a purchase.

      The purpose price for Enraf has been allocated as follows:

Purchase price ................................................    $ 15,000,000
Acquisition costs .............................................       1,000,000
                                                                   ------------
                                                                     16,000,000
                                                                   ------------
FV of assets acquired .........................................      12,000,000
FV of liabilities assumed .....................................     (13,000,000)
                                                                   ------------
Net liabilities acquired ......................................      (1,000,000)
                                                                   ------------
Excess of cost over fair value of net liabilities acquired
   (goodwill) .................................................    $ 17,000,000
                                                                   ============

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

      The following summarized pro forma (unaudited) information assumes the acquisition of Enraf had occurred on January 1, 1998.

FOR 6 MONTHS ENDED JUNE 30, 1998
Net Sales ..............................................           $ 29,767,641
Net Loss ...............................................           $ (6,481,219)


Net loss per common share ..............................           $      (1.39)

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

      The components of the assets of discontinued operations included in the consolidated balance sheets are as follows:

JUNE 30                                               1998               1997
                                                   ----------         ----------
Current Assets
   Accounts receivable, net ..............         $1,939,321         $3,983,786
   Inventories ...........................          1,625,961          2,280,198
                                                   ----------         ----------
   Total current assets ..................          3,565,282          6,263,984
Other assets, net ........................             84,359            375,597
                                                   ----------         ----------
Total Assets .............................         $3,649,641         $6,639,581
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

Operating expenses increased $3.3 million, or 241%, from $1.4 million for the three months ended June 30, 1997 to $4.7 million for the three months ended June 30, 1998. Operating expenses increased $4.3 million, or 176%, from $2.5 million for the six months ended June 30, 1997 to $6.8 million for the six months ended June 30, 1998. As a percentage of sales, operating expenses increased from 36% for the three months ended June 30, 1997 to 52% for the three months ended June 30, 1998; and these expenses also increased from 36% for the six months ended June 30, 1997 to 44% for the six months ended June 30, 1998. The increases in operating expenses are due to the incremental expenses relating to the selling, general and administrative costs of integrating Med-Quip, Enraf-Nonius and the Cybex Product Line into the Company's existing operations. The Company expects these acquisition integration costs to continue over the last six months of 1998 at a level consistent with that experienced through June 30, 1998 as the recent acquisitions continue to be folded into the Company's existing operations. As a result, the Company expects operating expenses as a percentage of revenues over the last six months of 1998 to remain relatively constant. In June 1998, the Company implemented cost reductions to improve profitability. These reductions included an 8% pay reduction for all employees, an increase in employee contribution into health benefits; discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

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

EXPECTED IMPACT OF ENRAF ACQUISITION ON PROFITABILITY

With the acquisition of Enraf, the Company expects to add approximately $30.0 million to annual sales. Historically, Enraf has experienced chronic operating losses due to operating expenses exceeding the related revenue base. The Company's management has identified numerous areas in which it believes it can significantly reduce Enraf's historical level of operating costs while also creating a synergistic effect of combining Enraf's distribution network with the Company's existing product lines to increase revenue and gross profit. Specifically, management has implemented plans to: (1) reduce excessive research and development, marketing and consultant costs from which Enraf had not been generating an adequate return; (2) reallocate certain technical expertise included in Enraf's workforce to enhance the continued development of certain of Henley's core products; and (3) dispose of certain operations of Enraf that have historically incurred operating losses. The results of the Company's initiatives with respect to improving profitability at Enraf have been evidenced in Enraf's operating results since acquisition. During the four-month period from acquisition through September 30, 1998, Enraf has generated revenues of $9.7 million which contributed gross profit of $3.8 million or 39.1% and net income of $253,000 or 2.6%. Operating expenses for the four-month period ended September 30, 1998, were approximately $3.3 million or 33.7% as compared to 59.4% and 58.2% for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively.

Effective January 1, 1999, Enraf will assume the European, Australian and African sales and marketing of Henley's core products. The international sales of Henley's core products should increase because of the established distribution system of Enraf. Henley, in turn, will be adding Enraf's sound and stim products to their line of products available in the United States, Mexico, South America and Asia.

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

The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The Enraf-Nonius computer system has been reviewed with regard to the year 2000 issue. The findings of this review resulted in a plan of action and financial systems are presently being updated by in-house staff. Total cost in this regard is expected to be between NLG 20,000 and NLG 30,000. The review showed that the impact of the year 2000 issue on the Company's order processing system is likely to be minimal and no additional actions have been taken.

The embedded software in the Enraf-Nonius products has also been reviewed and this showed that the products currently being sold or still being serviced will not be effected by the year 2000 issue.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union. The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. The Company is assessing Euro issues related to its product pricing, contract, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

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

The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. The Company is evaluating the implications of the Euro conversion and is uncertain as to the potential impact on its operations.

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

 EXHIBIT
   NO.    DESCRIPTION
   4.3 Form of Registration Rights Agreement between the Company and the Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998.)
   4.4 Registration Rights Agreement Dated as of July 1, 1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and the Zanett Securities Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)
   4.5 Form of Stock Purchase Warrant issued to Lombardier and Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)
   4.6 Securities Purchase Agreement dated as of July 1, 1998, between the Company and Lombardier. (Incorporated herein by reference to Exhibit
          10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998.)
 **4.7 Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs Performance Partners (Offshore), L.P. ("Offshore") and Zanett.
 **4.8 Form of Stock Purchase Warrant Issued to Lombardier, Partners, Offshore and Zanett dated August 10, 1998.
 **4.9 Securities Purchase Agreement Dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore.
  10.1 Subordinated Loan Agreement dated as of May 29, 1998, by and between Delft Instruments Nederland B.V., Henley Healthcare B.V., and the Company. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)
  10.2 Fourth Amendment to Amended and Restated Loan Agreement, dated effective May 29, 1998, by and between the Company and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)
  10.3 Amendment to Subordination Agreement dated as of May 29, 1998 by and between Maxxim Medical, Inc. ("Maxxim"), the Company and Comerica Bank-texas. (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)
  10.4 Joinder Agreement Dated Effective as of May 29, 1998, executed by Henley Healthcare, B.V. (Incorporated herein by reference to Exhibit
          10.4 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)
  10.5 Second Modification to Convertible Subordinated Promissory Note, dated as of June 5, 1998, between the Company and Maxxim. (Incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)
  10.6 Revolving Loan Agreement by and between the Company and the Bank of Artesia. (Incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998.)
**10.7 Facilities and Services Agreement by and between Rehabilicare and the Company dated August 6, 1998.
 *27.1    Financial Data Schedule for the six months ended June 30, 1998.
------------------

*   Included with the Company's Form 10-QSB/A-1 as filed on August 19, 1998.
**  Included with the Company's initial Form 10-QSB as filed on August 14, 1998.

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


                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)



Date: January 27, 1999                   BY:/S/ DAN D. SUDDUTH
                                                Dan D. Sudduth
                                         Executive Vice President,
                                  Chief Financial Officer and Secretary
                                     (on behalf of the Company and as
                                        Chief Accounting Officer)

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

 EXHIBIT
   NO.    DESCRIPTION

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

*   Included with the Company's Form 10-QSB/A-1 as filed on August 19, 1998.
**  Included with the Company's initial Form 10-QSB as filed on August 14, 1998.