Form 10KSB
period 1998-12-31
HENLEY HEALTHCARE INC
filed 1999-04-15
CIK 890284

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ------------------------

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

  Issuer's telephone number: 281-276-7000

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year are $41,931,617.

     The aggregate market value of voting stock held by non-affiliates of the registrant on April 9, 1999, based upon the average bid and ask price of the common stock as reported on the Nasdaq SmallCap Market, was $10,398,271. The number of shares of the issuer's common stock, $.01 par value, outstanding as of April 9, 1999 was 5,789,820.

     Documents incorporated by reference: The Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one): Yes[ ]  No[X]

================================================================================

--------------------------------------------------------------------------------

     THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ARE FORWARD LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS UNDER (A) "BUSINESS" REGARDING THE COMPANY'S EXPECTATIONS FOR
FUTURE PRODUCT DEVELOPMENT AND RELATED EXPENDITURES, AND (B) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE COMPANY'S ESTIMATE OF SUFFICIENCY OF EXISTING CAPITAL RESOURCES AND ITS ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND CASH REQUIREMENTS FOR FUTURE OPERATIONS AND ACQUISITIONS. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. THE ABILITY TO ACHIEVE THE COMPANY'S EXPECTATIONS IS CONTINGENT UPON A NUMBER OF FACTORS WHICH INCLUDE (I) SECURING SUFFICIENT FINANCING AT TERMS WHICH WILL ALLOW THE COMPANY TO CONTINUE ITS OPERATIONS, (II) THE COMPANY'S ABILITY TO MANUFACTURE AND MARKET ITS PRODUCTS PROFITABLY, (III) THE EFFECT OF ANY CURRENT OR FUTURE COMPETITIVE PRODUCTS, (IV) ONGOING COST OF RESEARCH AND DEVELOPMENT ACTIVITIES, (V) TIMELY APPROVAL OF THE COMPANY'S PRODUCT CANDIDATES BY APPROPRIATE GOVERNMENTAL AND REGULATORY AGENCIES, (VI) THE RETENTION OF KEY PERSONNEL AND (VII) CAPITAL MARKET CONDITIONS. THIS REPORT MAY CONTAIN TRADEMARKS AND SERVICE MARKS OF OTHER COMPANIES.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Henley Healthcare, Inc., formerly Lasermedics, Inc. (the "Company" or "Henley"), was incorporated in November 1990 as a Texas corporation, and is a manufacturer, provider and marketer of diversified, brand name products and services in the pain management industry. The Company has over 300 products that compete in substantially all segments of the rehabilitation product market, offering cost-effective alternatives to surgery and drugs. The Company has operating units which are categorized by the type of service provided and type of product manufactured or distributed. The Clinical unit manufactures and markets a diversified line of pain management products used in clinical settings for both physical therapy and rehabilitation as well as other applications. The Training unit consists of Health Care Learning Systems ("HCLS") which provides training and safety products and technical support necessary to meet federal Occupational Safety and Health Act ("OSHA") compliance standards and also coordinates the training of medical professionals in the use of various other products offered by the Company. The International unit consists of Enraf-Nonius, an established European Company that designs, manufactures and markets a variety of ultra-sound and electrical stimulation products to non-domestic healthcare markets through a worldwide network of distributors.

     The Company's long-term strategic objectives are to (i) expand distribution channels and explore new markets, (ii) consolidate the highly-fragmented physical therapy and rehabilitation industry by pursuing strategic acquisitions of brand name products that complement existing product lines and increase market share, (iii) maximize the utilization of existing facilities for increased productivity, (iv) improve profitability, (v) reduce long-term indebtedness, and (vi) obtain market clearance from the United States Food and Drug Administration ("FDA") for the Microlight 830(TM).

ACQUISITIONS AND DISPOSITIONS

     During 1997 and 1998, the Company acquired a total of nine companies and product lines, which has had the effect of significantly increasing the Company's product lines and distribution and marketing networks. The Company also sold its historically unprofitable Homecare division in 1998.

                                        DATE ACQUIRED
NAME OF COMPANY/PRODUCT                  OR DISPOSED                      STRATEGIC BENEFIT
-------------------------------------   -------------   ------------------------------------------------------
Texas T.E.N.S., Inc..................        1/97       Additional lines of medical supplies and devices with
                                                        established marketing and distribution channels.

Gatti Medical Supply, Inc. --
  Homecare Division..................        1/97       Additional lines of medical supplies and devices with
                                                        established marketing and distribution channels.

Med-Quip, Inc........................        5/97       Additional lines of physical therapy and
                                                        rehabilitation products with established marketing and
                                                        distribution channels.

Cybex International, Inc.............        9/97       Additional line of high brand recognition isokinetic
                                                        rehabilitation products.

Summer Medical.......................       10/97       Additional lines of pain management and rehabilitation
                                                        products with established marketing and distribution
                                                        channels.

NCI, Inc.............................       12/97       Knowledge and expertise in training of medical
                                                        professionals.

Garvey Company.......................        1/98       Additional line of pain management and rehabilitation
                                                        products with established marketing and distribution
                                                        channels.

AMC Acquisition Corp.................        2/98       Additional line of durable medical equipment and
                                                        devices with established marketing and distribution
                                                        channels.

Enraf-Nonius, B.V....................        5/98       Design, manufacture and sale of high brand-recognition
                                                        traction / treatment tables, ultrasound and electrical
                                                        stimulation products to primarily European markets
                                                        through established European Company.

Homecare Division....................        8/98       Disposed of historically unprofitable business
                                                        dependent upon third-party reimbursement for revenues.

     To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company has adequately evaluated the costs and risks associated with this expansion, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer the Company's products and services and implement its business plan on a profitable basis. The Company's future operating results will also depend on its ability to expand its support organization commensurate with the growth of its business and to integrate newly acquired operations. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully integrate the acquired businesses and become profitable in the future. In addition, the Company may experience delays, complications and expenses in integrating the newly acquired businesses. The inability of the Company to successfully integrate or operate the recently acquired businesses would have a material adverse effect on the Company's business, financial condition and results of operations and would make it unlikely that the Company's acquisition program will be successful.

OPERATIONS

     CLINICAL UNIT. The Company's Clinical unit designs, manufactures and markets various lines of physical therapy and rehabilitation products. These products and related accessories are used in physical therapy for control of acute or chronic pain through non-invasive methods and to facilitate the healing of injuries and wounds. Physical therapy involves the treatment of disabilities or injuries with therapeutic exercise and the application of various heat, hydrotherapy, traction, ultrasound or other modalities. The Clinical products are marketed principally through national and international sales forces consisting of dedicated sales persons, dealers and sales representatives.

     TRAINING UNIT. The Company's Training unit sells HCLS training and safety products and provides technical support necessary to meet OSHA compliance standards. The HCLS system is designed to ease the task of implementing OSHA requirements in the workplace by providing a simple, thoroughly planned training program. The system consists of all needed information relevant to Blood Borne Pathogens Standard, Hazard Communication Standards, Safety Regulations and State-Specific Regulations. It is the Company's intention that the Training unit will continue to expand its training activities to include various other products offered by the Company.

     INTERNATIONAL UNIT. The Company's International unit was formed with the acquisition of Enraf-Nonius, B.V. ("Enraf-Nonius") in 1998. Through Enraf-Nonius, the Company gained the benefit of a brand of highly recognized and respected traction/treatment tables, ultrasound and electrical stimulation products that have been marketed internationally for over 65 years. Enraf-Nonius has an extensive and well-established distribution network through which the Company can continue to market Enraf-Nonius products as well as the Company's domestic brand-name products, most of which have been approved for sale in Europe (see "Business -- Government Regulation").

PRINCIPAL PRODUCTS

     The Company develops, manufactures and markets a variety of products and related accessories used for the control of acute or chronic pain by non-invasive methods, to facilitate healing of wounds, for physical therapy and for the treatment of disabilities or injuries with therapeutic exercise and the application of various hydrotherapy, heat, traction, ultrasound or other modalities. The Company also licenses products developed or manufactured by other companies which are implemented into its existing and expanding distribution system. The Company markets its products under four principal brand names:

     "HENLEY HEALTHCARE" BRAND PRODUCTS

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

     TRU-TRAC TRACTION MACHINES AND TABLES. The Company develops, manufactures, markets and distributes its Tru-Trac line of clinical portable intermittent traction machines, currently consisting of four models. The Company also manufactures, markets and distributes a proprietary line of Tru-Trac traction and therapy tables used in a variety of physical therapy applications.

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

     MEDIPADS/MEDIGELS. The Company's Medipads and Medigels drug-impregnated, water-based gels and gel pads used for delivery of drugs directly through the skin on a localized basis. The Medipads and Medigels can be used topically with various non-prescription dosages of drugs such as hydrocortisone and lidocaine.

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

     As part of its clinical operations, the Company is currently engaged in the development and application of the MicroLight 830(TM) to treat soft tissue. The Company is currently seeking approval from the FDA to sell the MicroLight 830(TM) in commercial quantities for human application. See "Business -- Research and Development." Based upon the results of recent studies, including those by General Motors Corporation and the Mayo Clinic, the Company believes, although no assurances can be given, that the MicroLight 830(TM) is an effective treatment for carpal tunnel syndrome.

     "CYBEX MEDICAL" BRAND PRODUCTS

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

     KINETRON TRAINING SYSTEM. The Kinetron closed kinetic chain training system ("Kinetron") is an exercise system for the treatment of patients requiring gradual, stabilized and counterbalanced weight bearing exercise treatment. Kinetron is designed to provide a safe, nonthreatening exercise environment for patients at any level. Speed and weight-bearing conditions are controlled by the clinician in order to allow rehabilitation to begin earlier than with other body treatment systems. It is used to treat orthopedic, neurological, acute care and sports medicine patients and can progress patients in speed, force, range-of-motion, timing and coordination while building their confidence. The Company began manufacturing, marketing and distributing the Kinetron in October 1997.

     "HCLS" BRAND PRODUCTS

     HCLS specializes in OSHA compliance and infection control training for the healthcare professions. In addition, the company provides a wide range of required safety products including safety eyeware, spill kits, protective gloves, etc., that are mandatory under OSHA regulations. Training occurs via training manuals and training videos produced by the Company. Clients include dental and medical offices, as well as veterinarians, podiatrists and nursing homes. The Company supports its clients through the use of a toll-free technical service hotline and quarterly compliance newsletters.

     "ENRAF-NONIUS" BRAND PRODUCTS

     Enraf-Nonius markets and distributes a complete line of innovative physical therapy equipment.

     SONOPULS. Sonopuls ultrasound units are used successfully in the treatment of wounds, post traumatic disorders, circulatory disorders and afflictions of the skin and the peripheral nervous system. In therapeutic ultrasound, a source of alternating electrical current is applied to the surface of a crystal material. As the current alternates, this is reversed thus causing the crystal to vibrate at a specific frequency. Under proper conditions, these sound waves can propagate in neighboring media (e.g., tissues) and cause both thermal and nonthermal effects. Thermal effects, the localized heating at interfaces of heterogeneous tissues, occur with ultrasound applied continuously. Physiological responses due to thermal mechanisms include: increase in tissue extensibility, alternations in blood flow, changes in nerve conduction velocity, changes in pain threshold, increase enzymatic activity and changes in the contractile activity of skeletal muscle. It is used for pain reduction, joint contractual reduction, muscle spasm reduction and scar tissue softening. Nonthermal effects of ultrasound occur due to mechanical phenomena taking place.

     ENDOMED. Endomed electrical stimulation units provide a multitude of low, medium and alternating electrical frequencies, which permits selective treatment of deep-lying as well as superficial tissue structures. A common form of therapy in physiotherapy is the strengthening of muscles with a therapeutic objective. This objective can be, among others: to increase muscle strength, to improve the (active) stability of a joint to regain muscle strength and to increase muscle strength in order to achieve greater physical performance.

     CURAPULS. Curapuls short-wave diathermy units provide pulsed short-waves for effective therapy in the healing of wounds, reduction of pain and the stimulation of the peripheral circulation. The Curapuls 970 is a versatile unit for short-wave therapy providing a high level of maximum power for both continuous and pulsed applications, without affecting low power applications. The Curapuls 970 is CE-certified, thus permitting it to be marketed and distributed in the European Union (See "Business -- Government Regulation").

     RADARMED. The Radarmed 650 system is a versatile system of microwave units used for heat therapy. The system consists of several microwave radiators with various shapes and strengths that can be connected for treating multiple areas of the body. The angled large-field radiator follows the contours of the body, enabling effective treatment of large body areas. The local field radiator is suitable for localized treatment, while the longitudinal field radiator is used for elongated body parts, such as arms or legs.

     ELTRAC. Eltrac traction machines provide both continuous and intermittent cervical and lumbar traction treatments. The Eltrac is designed to combine computer technology, functional design and operational convenience. The control panel shows various parameters (such as traction force, base force, base hold time and treatment time) which can be selected with fingertip controls. A microcomputer compares the actual readings with the set values and immediately attempts to eliminate any differences.

     MANUMED TREATMENT TABLES. The Manumed line of treatment tables offers a complete array of treatment tables available for physical and manual therapy.

     EN-DYNAMIC. The EN-Dynamic computer isolated exercise stations offer a pneumatic type of resistance. The air resistance is designed to be comfortable and prevent the occurrence of unnecessary high compression forces in joints as well as improper peak forces on the muscle-tendon system (as occurs, for example, with weight stacks due to inertia). These features are intended to make pneumatic resistance the preferable exercise load for force training of most individuals.

DISTRIBUTION AND MARKETING

     The Company's products are marketed through a network of national and international independent dealers and distributors, direct salespersons and commissioned sales representatives to physicians, physical therapists, athletic trainers, chiropractors and their patients as well as to clinics and healthcare networks. The Company believes that its approach to sales and marketing is supported by the desire of its customers to identify with individual account managers and product specialists and enables the Company to provide better customer service and to maintain specialized expertise in each product line. The Company believes that medical products are increasingly being purchased on a national account or centralized basis by healthcare networks, which creates the need for the Company's salespersons to maintain relationships with purchasing managers within these networks.

     The Company utilizes telemarketing, Internet and direct-mail programs to market its products and services. The Company has domestic product distribution centers in Ohio and Texas and approximately 160 dealers and distributors, 30 sales representatives and 15 direct salespersons representing its products within the United States. The Company believes that using independent distributors, which have their own sales forces, enables its products to reach more consumers throughout the world in a more efficient manner. The Company has found that utilizing independent distributors is less costly and requires less administrative overhead and capital to maintain than dedicated sales forces. The Company has added direct sales forces, where needed, in order to maintain its market share in a particular area.

     Internationally, the Company sells many of its products through a network of over 140 distributors and representatives in various countries around the world. The Company believes that its network of international distributors will enhance its marketing and distribution efforts as it seeks to extend its market share of the international marketplace. The products manufactured and sold by the Company in Europe are subject to the European Community regulations for medical devices, including product certification ("CE Marking"). The Company has obtained CE Marking qualification on all of its HydraFitness and Cybex medical products and is currently working to obtain the CE Marking on the remainder of its products that are sold in Europe (See "Business -- Government Regulation").

MANUFACTURING AND QUALITY ASSURANCE

     The Company manufactures many of the products marketed by its clinical operations under the "Henley Healthcare" and "Cybex Medical" brand names at its two manufacturing facilities.

     BELTON, TEXAS FACILITY. The Company owns and operates a 59,000 square foot manufacturing facility in Belton, Texas, at which it manufactures many of its physical therapy and fitness products for its Clinical unit. The Belton manufacturing facility is a complete fabrication, machining, electrostatic powder coating and assembly facility. This operation also includes final packaging and shipping facilities. The processes and product flow are all controlled and documented through computer systems utilizing the quality systems of ISO 9002. The finished goods manufactured at the Belton facility include the Hydra-Fitness Pace line, the HF Star and Tru-Trac tables and uppercycles, as well as the Cybex Medical line which includes the NORM(TM) testing and rehabilitation system, UBE, Fitron and Kinetron.

     SUGAR LAND, TEXAS FACILITY. The Company also owns and operates a 65,000 square foot manufacturing facility in Sugar Land, Texas, which is the primary location for the manufacture of the electronics-based finished goods and sub-assemblies. The Company employs a highly trained staff of assemblers and technicians who complete numerous assembly tasks including PC board stuffing and testing, cable and harness wiring, electromechanical sub-assembly, and final assembly and integration. Many of these sub-assemblies are shipped to the Belton facility where they are installed into various mechanically-based finished goods manufactured at that site. The Sugar Land site also has a drug delivery and electrode manufacturing group. The brand names of the finished goods manufactured in Sugar Land include Tru-Trac Traction, Fluidotherapy, Iotrode, MediPads, MediGel, LidoKain and Jeltrode. All manufacturing operations are completed in compliance with the FDA's Quality Systems Regulations and ISO 9002. Additionally, many of the products are built in compliance with applicable CE, UL and CSA specifications. Quality Assurance is part of a written QSR/ISO compliance system.

     DELFT, THE NETHERLANDS. Enraf-Nonius currently has all of its proprietary products manufactured by original equipment manufacturers. The Company maintains a quality assurance department which ensures all manufacturing is done in accordance with ISO 9001 and CE Marking Certification standards.

COMPETITION

     The Company has found that competition in the medical device and physical medicine markets is intense. The Company's products compete with the products of many other companies in the business of developing, manufacturing, distributing and marketing physical therapy and rehabilitation products. Many of these companies may have substantially greater financial and other resources than the Company, and may have established reputations for success in the development, sale and service of their products. The Company believes that the principal competitive factors in each of its product markets are product features, customer service and pricing. Although the Company's products are not the lowest-priced in their respective markets, the Company endeavors to maintain a competitive edge by emphasizing overall value through a combination of competitive pricing, product quality and customer service.

     The pain management market is a relatively mature and competitive market, subject to significant fluctuations in profitability caused by foreign competition, questions of therapeutic efficacy and governmental regulation and private rates of reimbursement. The rehabilitation market is an evolving and fragmented market with a number of different companies offering competing treatments without any clear indication of preference among treating clinicians. There can be no assurance that the Company will be able to maintain or increase its market share in the pain management and rehabilitation markets.

     CLINICAL PRODUCTS MARKET

     The Company believes that the strength of its clinical products lies primarily in the fact that some of its products such as Fluidotherapy, MediPads and Gels, and HydraFitness have features that the Company believes are unique in the marketplace. The Company believes that it can achieve a greater market share through an emphasis on product features, quality and personal service with its customers.

     FUTURE COMPETITION WITH PRODUCTS IN DEVELOPMENT. While the Company is currently awaiting FDA approval for the MicroLight 830(TM) and cannot commence commercial sales until such approval is received, there are several foreign as well as U.S. manufacturers of low energy lasers using similar technology to the

     MicroLight 830(TM). However, these competitive lasers may emit light of a different wavelength, are not generally portable and may be more expensive than the Company's product. Consequently, if the Company receives FDA approval, the Company anticipates future competition relating to the MicroLight 830(TM). Furthermore, there may be no effective barrier to competitors using other wavelengths of low-level laser light inasmuch as the manufacture of the MicroLight 830(TM) does not incorporate any patented inventions. Qualified companies could reverse engineer a similar laser and market it, subject to obtaining the requisite FDA pre-marketing approval ("PMA"), for human use. Although there may be no absolute barriers to entry for competitive lasers, the Company believes that, pursuant to specific FDA regulations, the safety and efficacy data submitted to the FDA by one entity supporting such entity's PMA application cannot be used by another entity in its PMA application. Generally, this means that another entity desiring to submit a PMA application for a laser similar to the MicroLight 830(TM) cannot rely on the Company's clinical trial results to support such entity's PMA application, but must conduct its own trials and gather its own data. Although no assurances can be given, this provision could increase the length of time for a competitor of the Company to obtain FDA approval to commercially sell a similar product in the United States for human application.

     The Company's Clinical product lines have several competitors. The Chattanooga Group is the primary competitor with the Tru-Trac (traction and tables) and Enraf-Nonius (ultra sound and electrical stimulation) product lines. Other competitors with the Company's ultra sound product lines are Dynatronics, Inc. and Excel (Canada). Dynatronics, Inc. and Empi, Inc. compete with the Company's iontopherises product line. The Hydra-Fitness product line is unique due to its use of hydraulics creating accommodating resistance, with the closest competition being products utilizing weight stacks. The Cybex Medical line, which includes the NORM, UBE and stationary bikes, has one primary competitor, Biodex, Inc. The Fluidotherapy, Medipad and Medigel product lines are proprietary to the Company and currently have no direct competition.

     HCLS PRODUCTS MARKET

     Competitors of HCLS training services include companies and individuals who provide OSHA compliance services on a local level. The Company believes there is, at this time, no other company operating on a national level. In the safety products market, the Company has a number of large competitors who can fulfill safety product requirements including Lab Safety Supply, Inc. and Cabot Safety Inc. In addition, there are numerous small direct mail companies that market such safety products.

     EUROPEAN PRODUCTS MARKET

     The Company believes that competition in the European physical therapy and medical markets is intense. The ultrasound and electrical stimulation market in Europe is shared by three major companies. Enraf-Nonius, Uniphy and Zimmer. Enraf-Nonius has attempted to increase its market share by targeting not only the high-end market but recently launching a new series of ultrasound and electrical stimulators for the low to middle-end markets. Enraf-Nonius seeks to become the leader in this market in which it competes primarily with products and companies from England, Germany and France.

PATENTS AND PROPRIETARY RIGHTS

     The Company actively seeks patent protection for its proprietary technology, both in the U.S. and abroad. The Company owns several U.S. issued patents and various foreign counterparts. The Company's success will depend, in part, on its ability to obtain patents and to operate without infringing on the proprietary rights of others. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. There can be no assurance that the Company's pending patent applications or patent applications in preparation presently or in the future, if and when issued, will be valid and enforceable and withstand litigation. There can be no assurance that others will not independently develop substantially equivalent or superseding proprietary technology or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. The Company currently has one patent application pending in the U.S.

There is a substantial backlog of patent applications at the U.S. Patent and Trademark Office ("PTO"). Because patent applications in the U.S. are maintained in secrecy until patents issue, and because publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, there can be no assurance that the Company will obtain patent protection for its inventions. In addition, patent protection, even if obtained, is affected by the limited period of time for which a patent is effective. Furthermore, patent positions are highly uncertain and involve complex legal and factual questions. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely cannot be predicted with any certainty.

     The Company also relies on trade secrets, know-how and continuing technological advancement to maintain its competitive position. Although the Company has entered into confidentiality agreements with its employees and consultants, which contain assignment of invention provisions, no assurance can be given that others will not gain access to these trade secrets, that such agreements will be honored or that the Company will be able to effectively protect its rights to its unpatented trade secrets. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

     In addition to protecting its proprietary technology and trade secrets, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. No assurance can be given that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If the Company does not obtain required licenses, it could encounter delays in product introductions while it attempts to design around blocking patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

     Although, the Company has conducted searches to discover any patents which its products, including the MicroLight 830, or their use might infringe and is not aware of any such patents, there can be no assurance that no such infringement has or will occur. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The PTO could institute interference proceedings involving the Company in connection with one or more of the Company's patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO or a comparable agency of a foreign jurisdiction could also institute re-examination or opposition proceedings against the Company in connection with one or more of the Company's patents or patent applications and such proceedings could result in an adverse decision as to the validity of scope of the patents.

     The Company currently markets its products using various registered trademarks. The two most recognizable of its trademarks are Enraf-Nonius and Cybex Medical. The Company believes that Cybex Medical and Enraf-Nonius are well known and respected brand names in their respective markets throughout the world.

     The perpetual rights to use the trademarks Cybex Medical and Enraf-Nonius have been acquired by the Company. The Company is required to pay a royalty of 2% of related sales on the Cybex Medical trademark and 1.5% of related sales on the Enraf-Nonius trademark (with an annual minimum of approximately $500,000) over the next 7 years.

GOVERNMENT REGULATION

     FOOD AND DRUG ADMINISTRATION REGULATIONS. All medical devices are subject to FDA regulation under the Medical Device Amendments of the Food, Drug and Cosmetic Act, as amended ("FDCA"). Pursuant to the FDCA, a medical device is ultimately classified as either a Class I, Class II or Class III device. Class I devices are subject only to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspections of facilities, Quality Systems Regulations (formerly known as Good Manufacturing Practices), labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA. Class III devices are subjected to a more stringent PMA process by the FDA before they can be commercially marketed and must adhere to such standards once on the market. Such PMA can involve extensive testing to prove safety and efficacy of the devices. Most of the Company's products are Class II devices. FDA marketing clearance of these devices is obtained under Section 510 (k) of the FDCA, which provides for FDA clearance for products that can be shown to be substantially equivalent to devices in commerce prior to May 1976 (the month and year of enactment of the FDCA) or which have subsequently been granted market clearance. Most of the Company's remaining products are Class I devices (i.e., treatment tables and fitness and exercise equipment.)

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

     The Company is not required to notify or obtain approval from the FDA regarding any of its devices sold for veterinary applications. However, the Company is required to obtain, prior to commencing any sales activities, a radiological health registration number and to file an Initial Report for all models of its devices. With no objection from the FDA to the introduction of the LASERMEDICS VMD 830(TM) into commerce, the Company continues to market this product in the veterinary market, although much of the Company's efforts are focused on the marketing and distribution of its many other products.

     ISO 9000. ISO 9000 is a series of five standards for "quality management" and "quality assurance" developed in 1987 by the International Organization for Standardization (ISO) representing a consensus of more than 100 countries on quality systems. The standards were designed to help overcome technical trade barriers and assure market consistency globally. ISO 9002 Certification addresses 19 criteria for assessing quality system areas including management responsibility, contract review, process control, document and data control, production, installation, servicing and training. The Company must demonstrate continuous compliance with all established criteria.

     The Company was awarded ISO 9002 Certification in October 1998 following an extensive in-depth assessment of its quality management, quality assurance and manufacturing process and systems by a third-party quality system auditor. The Company believes that ISO Certification, although not yet mandatory, gives the Company a competitive advantage for conducting business overseas, especially in the nations of Europe.

     EXPORT REGULATION AND CE MARKING. Sales of the Company's medical products outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance for sale in foreign countries may be longer or shorter that that required for FDA clearance, and the requirements may differ. The FDA also regulates the sale of exported medical devices, although to a lesser extent than devices sold in the United States. For medical products exported to countries in Europe, the Company anticipates that its customers will want their products to qualify for distribution under the "CE Mark." The CE Mark is a designation given to products which comply with certain European Economic Area policy directives and therefore may be freely traded in almost every European country. Commencing in 1998, medical product manufacturers will be required to obtain the certifications necessary to enable the CE Mark to be affixed to medical products they manufacture for sale throughout the European Community. To obtain the CE Mark each product, depending upon the product classification, can be subjected to safety testing, emissions testing, and subsequent review and approval by a "notified body" recognized by the European Union. These criteria are in addition to the quality system requirements of ISO 9002. The Company's NORM(TM) Rehabilitation and Testing System, HFStar, PACE, UBE and Fitron Systems are CE Marking Certified. The Company is in the process of obtaining CE Marking Certification for its Tru-Trac 401 and 92B Systems and Fluidotherapy Systems. In addition, the Company's distributors and customers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs, and other regulatory barriers. There can be no assurance that the Company and its distributors and customers will obtain all required clearances or approvals for exported products on a timely basis, if at all. Failure or delay by the Company or its distributors and customers in obtaining the requisite regulatory approvals for exported instruments manufactured by the Company may have a material adverse effect on the Company's business, results of operations, and financial condition.

     Continued regulatory compliance is essential for Henley to maintain its quality system certifications such as the ISO Certification and CE Marking. Periodic inspections of the manufacturing facilities are conducted by the FDA to ensure the Company adheres to applicable standards. The Belton and Sugar Land manufacturing facilities were inspected by representatives from the FDA within the past 18 months. As with any in-depth inspection, some nonconformities were observed. The observations were addressed and corrective actions implemented by the Company without adverse impact on the Company's ability to produce products.

HOMECARE UNIT DISPOSITION AND THIRD-PARTY REIMBURSEMENT

     In August 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory, property and equipment for $3.65 million in cash and the assumption of certain related liabilities. For its revenues, the Homecare division relied primarily on reimbursement from third party sources. Third party operations require extensive capital investments due to the nature of the business. Collections of the receivables occur 90-150 days after billings. The Homecare inventory is primarily rental equipment and requires substantial time to generate sufficient revenue to recoup the investment in such equipment.

     In prior years, the Company has taken significant financial writedowns as a result of the valuation of its receivables and inventory. In consideration of these financial difficulties the Company determined it was in its best interest to dispose of the Homecare division.

HEALTHCARE REFORM

     In the third quarter of fiscal 1998, the Health Care Financing Administration ("HCFA") implemented salary equivalency reimbursement guidelines for occupational therapy and speech language pathology services and revised guidelines for physical therapy services. The net effect of these guidelines was to reduce the long-term care reimbursement rates and gross profit percentage from previous levels. Additionally, the Balanced Budget Act of 1997 requires a change from these salary equivalency guidelines for therapy services to a prospective payment system ("PPS") for Medicare Part A services and a fee schedule with annual maximum payments per patient for Medicare Part B services. Management does not believe the PPS section of the Balanced Budget Act of 1997 will have a significant impact on the Company's revenues because the guidelines primarily cover reimbursement for therapy services rather than therapy devices.

     In addition, several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology, and limit or control directly the prices health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of such reforms cannot be predicted at this time, but if adopted and implemented, they could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

     GENERAL. The Company is continually conducting research and development efforts on new products by utilizing a team approach involving the Company's engineering, manufacturing and marketing resources. These research and development ("R&D") efforts are designed primarily to apply state-of-the-art technology and the Company's expertise to the treatment of wide-ranging medical conditions. Although the Company has developed a number of its products, such as the original Fluidotherapy device, Medipads and others, most of its R&D efforts are directed towards product improvement and enhancement of previously developed or acquired products. Such enhancement often involves updating and redesigning existing products to improve features, performance and reliability.

     With the acquisition of Enraf-Nonius, the Company plans to consolidate its R&D activities into Enraf-Nonius' existing R&D facilities. Enraf-Nonius currently has 21 employees in its research and development department of software, mechanical, electrical and design engineers and support staff who work on updating and enhancing the Enraf-Nonius products to meet the needs of the marketplace. Enraf-Nonius' R&D group has begun a project to enhance certain of the Company's core products.

     The Company is involved in the development and application of various new products, many of which are in early stages of development and will require additional development work, FDA approval, clinical or other testing or market research and development efforts prior to commercial introduction. In this regard, the Company is continuing its clinical research and investigation using the MicroLight 830(TM) under its IDE. Expenses incurred in connection with research and development from continuing operations in 1998 and 1997 amounted to approximately $1,067,149 and $506,629, respectively.

     CLINICAL TRIALS FOR THE MICROLIGHT 830(TM). The MicroLight 830(TM), a Class III medical device, has been defined by the FDA as a "nonsignificant risk" device. The Company is allowed to conduct clinical trials under an approved IDE using the MicroLight 830(TM). In August 1997, the FDA accepted the Company's Pre-IDE Clinical Investigation Plan for a multi-center, double-blind, randomized, clinical study to evaluate the efficacy of the MicroLight 830(TM) in the treatment of CTS. These clinical trials are subject to IDE regulations, including record keeping, adverse event reporting and other clinical study requirements. Pursuant to IDE regulations the Company's clinical researchers are required to be reviewed and approved by an Institutional Review Board (IRB) to treat human patients for research purposes. The objective of these clinical trials is to evaluate the therapeutic effects of low-level laser energy in pain management, soft tissue trauma (including repetitive stress injuries) and dental applications. The Company is sponsoring independent research studies on the effects of the MicroLight 830(TM) at various clinical sites in the U.S.

     The Company believes, although no assurances can be given, that the MicroLight 830(TM) is an effective treatment for CTS. Conventional surgical and nonsurgical treatments for CTS and other repetitive stress injuries have been for the most part unsuccessful in allowing CTS sufferers to continue with or return to productive employment. As a result of the limited success of these treatments, CTS frequently results in temporary or permanent disability at substantial economic costs. The Company believes that the potential market for the MicroLight 830(TM) includes hospitals, clinics, medical doctors, chiropractors, physical therapists, dentists, veterinarians and, ultimately, individuals. No assurance can be given that (i) the results of the various research studies that are being or have been conducted using the MicroLight 830(TM), will demonstrate to the FDA's satisfaction the safety and effectiveness of the MicroLight 830(TM) in treating CTS, (ii) the FDA will agree that the design of the studies is satisfactory, (iii) the FDA will not require additional clinical studies or (iv) the Company can obtain the necessary FDA marketing clearance for the MicroLight 830(TM) on a timely basis, if at all. The FDA's rejection of the clinical design or the data generated could lead to rejection of the application for commercial marketing of the MicroLight 830 and/or the need to conduct additional clinical trials. Until it obtains FDA market clearance, the Company is unable to sell the product in commercial quantities for human application in the U.S. market.

     The Company also estimates that it will incur $500,000 in expenditures for research and development, in the event it obtains FDA approval for human application of the MicroLight 830(TM). Such research and development effort will primarily emphasize additional photobiostimulation applications for the MicroLight 830, such as pain suppression, wound healing and sports injuries, in various medical disciplines including general medicine, dentistry, veterinary medicine, physical therapy, orthopedic surgery, dermatology and reconstructive and cosmetic surgery.

     CYBEX NORM. The Cybex NORM is a quantitative isokenetic testing and rehabilitation system with extended standard and custom testing and reporting capabilities. Test data is collected and stored by the system and can be compared to a normative database for client assessment. Recently, members of the Company's Cybex team have updated the NORM software to function on the Windows 95/98 platforms. The system currently utilizes Pentium I and/or Pentium II microprocessor technology and is expected to be fully functional on the newest Pentium III systems in the near future.

PRODUCT LIABILITY AND INSURANCE

     The Company's business includes the risk of product liability claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse impact on the Company. The Company currently maintains product liability insurance covering up to $3,000,000 in liability claims. Management believes this coverage is adequate given the fact that all of the Company's products are considered noninvasive.

PRODUCT RECALLS

     If a device that is designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product, or to other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer relationships, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, each of which could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

     The Company's performance is substantially dependent on the performance of its executive officers and key employees, all of whom have worked together for a relatively short period of time. In particular, the services of Michael M. Barbour and Dan D. Sudduth would be difficult to replace. The Company currently has no employment agreements with Messrs. Barbour and Sudduth, but may enter into such agreements in the future. In addition, the Company has a $3,000,000 key person life insurance policy on the life of Mr. Barbour; however, the proceeds of that policy may not be sufficient to compensate the Company for the loss of Mr. Barbour's services. The Company does not have such policies in place on any of its other employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition.

     As of April 9, 1999, the Company had approximately 287 full-time and two part-time employees. None of the Company's employees are represented by a union, and management believes that its relations with its employees are good. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

ITEM 2.  PROPERTIES

     The Company owns three buildings of which two are located in Sugar Land, Texas, and the other in Belton, Texas. The addresses of these owned facilities are 120 Industrial Boulevard, Sugar Land, Texas 77478, 140 Industrial Boulevard, Sugar Land, Texas 77478 and 2121 Industrial Park Road, Belton, Texas 76513. The Company's principal executive and administrative offices are located at the 120 Industrial Boulevard, Sugar Land, Texas, facility consisting of approximately 25,000 square feet. Electronics manufacturing and warehouse operations for the Company's pain management products and certain administrative functions are located at the 140 Industrial Boulevard, Sugar Land, facility consisting of approximately 50,000 square feet. The manufacturing and warehouse facilities for much of the Company's physical therapy and fitness products for the Clinical unit are located at the Belton facility consisting of approximately 59,000 square feet.

     The Company leases a regional warehouse and distribution facility in Akron, Ohio, of approximately 15,000 square feet. The Company also leases approximately 4,900 square feet of office space in Plymouth, Michigan, as principal operations center for the Training unit.

     Internationally, the Company leases a 150,000 square foot warehousing facility in Brunssum, The Netherlands, a 23,000 square foot office building in Delft, The Netherlands, and an 18,000 square foot office and warehouse facility in Sevran, France. All of these properties are related to the Company's Enraf-Nonius subsidiary.

     The Company believes that its facilities, whether leased or owned, are properly maintained and adequate to meet its current needs and should continue to be adequate for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's common stock for calendar years 1998 and 1997 on The Nasdaq SmallCap Market:

CALENDAR PERIOD                            HIGH       LOW
---------------                           ------     ------
1998:
First Quarter........................     $7.250     $4,625
Second Quarter.......................      7.000      5.125
Third Quarter........................      5.875      2.562
Fourth Quarter.......................      4.875      2.000

1997:
First Quarter........................     $6.500     $4.125
Second Quarter.......................      7.750      4.375
Third Quarter........................      7.500      4.937
Fourth Quarter.......................      9.000      5.187

     The Company has authorized 20,000,000 shares of common stock, par value $.01 per share. As of April 9, 1999, there were 5,789,820 shares issued and outstanding and 279 shareholders of record, although the Company believes that there are other persons who are beneficial owners of the Company's securities held in "street" names. All shares of common stock currently outstanding are validly issued, fully paid and nonassessable.

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of the Company's securities may be highly volatile. Factors such as announcements by the Company or its competitors concerning acquisitions, technological innovations, new commercial products or procedures by the Company or its competitors, proposed governmental regulations and developments in both the U.S. and foreign countries, disputes relating to patents or proprietary rights, publicity regarding actual or potential medical results relating to products sold by the Company or its competitors, public concern as to the safety of these products, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of the Company's securities.

     From time to time, there has been limited trading volume with respect to the Common Stock. In addition, there can be no assurance that there will continue to be a trading market or that any analysts will continue to provide research coverage with respect to the Common Stock. Accordingly, with respect to the Common Stock, no assurances can be made that such factors will not affect the market for the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     For December 1998, the Company sold 50,000 shares of common stock to a private investor in Mexico for $3 per share pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act").

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

     Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the MicroLight 830(TM). Beginning with the acquisition of Maxxim's Henley Division, the Company has pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. See "Business -- Acquisitions and Dispositions." All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines.

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

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation, seasonal trends in sales, capital expenditures, new acquisitions and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

RESULTS OF OPERATIONS

     Since the acquisition of Enraf-Nonius in May 1998, the Company has operated Enraf-Nonius as a distinct separate unit apart from the Company's operations in the United States. Accordingly, the following discussion of results of operations is presented separately for Henley Healthcare, Inc. -- U.S. and Enraf-Nonius. Additionally the results of operations exclude all amounts related to the Homecare division which was sold during August 1998 and has been reflected as discontinued operations in the accompanying financial statements.

  CONTINUING OPERATIONS

    FISCAL 1998 COMPARED TO 1997

    HENLEY HEALTHCARE, INC. -- US

     The Company achieved record sales in fiscal 1998, with total revenue of approximately $23,897,000 reflecting an increase of approximately $6,312,000 or
35.9 percent over the amount reported for fiscal year 1997. The increase was primarily due to increased sales from the acquired operations. Particularly, the revenues associated with the Cybex and Garvey operations, which were acquired in September 1997 and January 1998, respectively, added to the Company's sales during 1998. Net loss from operations for fiscal 1998 amounted to approximately $4,813,000 compared to a net loss of approximately $593,000 in fiscal 1997. The increase in net loss resulted in large part from several non-recurring costs which included: (i) the initial costs of integrating the manufacturing of Cybex's product line into the Company's existing facilities; (ii) a non-cash charge to write Cybex inventory down to its net realizable value; and (iii) the incremental costs associated with the process of attaining ISO 9002 approval.

     The Company's gross profit for fiscal 1998 was approximately $8,861,000 compared to approximately $7,444,000 for fiscal 1997. Gross margin as a percentage of sales in 1998 decreased to 37.1 percent from 42.3 percent in 1997. The decrease in gross margin as a percentage of sales is primarily the result of the following factors: (i) initial costs of approximately $1.1 million related to integrating the Cybex product line into existing company facilities; (ii) the effect of writing down the Cybex inventory, approximately $0.8 million, to reflect its net realizable value during the second quarter of 1998; and (iii) the one-time incremental cost, approximately $0.5 million, of pursuing and obtaining ISO 9002 approval. Exclusion of the $2.4 million of non-recurring costs would result in gross profit of 47.1 percent for the year ended December 31, 1998, as compared to 42.3 percent for the comparable prior period. This increase is due to an increased relative volume of sales of Cybex products which carry a higher gross profit margin.

     Sales, general and administrative expenses increased by approximately $4,839,000, from approximately $5,820,000 in 1997 to approximately $10,659,000 in 1998, an increase of approximately 83.1 percent. Sales, general and administrative costs increased as a percentage of revenues from approximately
33.1 percent for 1997 to approximately 44.6 percent for 1998. This increase was due primarily to increased sales, general and administrative costs related to the acquired operations. However, this increase was partially offset by certain cost reduction initiatives the Company undertook beginning in June 1998 in order to improve profitability. These reductions included an 8% pay reduction for all employees, a reduction in staff levels, an increase in employee contribution into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

     Research and development expense decreased by approximately $324,000, from approximately $507,000 in 1997 to approximately $183,000 in 1998, a decrease of approximately 63.9 percent. The decrease was primarily due to additional costs regarding the onset of clinical trials during 1997 pertaining to the Company's MicroLight 830 product. As a percentage of sales, research and development costs decreased from 2.9 percent in 1997 to 0.8 percent in 1998. This was due, in part, to an increased revenue base in 1998 due to the acquired operations.

     Depreciation and amortization expense increased by approximately $956,000, from approximately $667,000 in 1997 to approximately $1,623,000 in 1998, an increase of approximately 143.3 percent. This increase was primarily a result of increased depreciation and amortization related to the acquired operations.

     Interest expense for 1998 amounted to approximately $1,214,000 compared to approximately $1,148,000 in 1997. The increase in interest expense was primarily due to the interest-bearing notes issued to finance the Company's acquisitions. The increase was offset by the conversion of $4,000,000 from debt to equity in February and March 1998.

     As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $12,728,000 that may be available to offset future taxable income. The carryforwards will begin to expire in 2005. A valuation allowance was provided to fully reserve the net deferred tax asset due to realization uncertainties regarding future operating results. Furthermore, changes in ownership, as defined by the Internal Revenue Code, could limit the Company's ability to utilize these carryforwards.

  ENRAF-NONIUS

     Historically, Enraf-Nonius has experienced operating losses due to operating expenses exceeding the related revenue base. The Company's management has identified certain areas in which it believes it can reduce Enraf-Nonius' historical level of operating costs while also creating a synergistic effect of combining Enraf-Nonius' distribution network with the Company's existing product lines to increase revenue and gross profit. Specifically, management has implemented programs to: (1) reduce excessive research and development, marketing and consultant costs from which Enraf-Nonius had not been generating an adequate return; (2) reallocate certain technical expertise included in Enraf-Nonius' workforce to enhance the continued development of certain of Henley's core product; and (3) dispose of certain operations of Enraf-Nonius that have historically incurred operating losses. The results of the Company's initiatives with respect to improving profitability at Enraf-Nonius have been evidenced in Enraf-Nonius' operating results since acquisition. During the seven-month period from acquisition through December 31, 1998, Enraf-Nonius generated revenues of $18,035,000 which contributed gross profit of $6,711,000 or 37.2 percent and net income of $575,000 or 3.2 percent. Operating expenses for the seven-month period ended December 31, 1998, were approximately $5,638,000 or 58.2 percent as compared to 59.4 percent and 58.2 percent for the six months ended June 30, 1998, and the year ended December 31, 1997, respectively.

     Effective January 1, 1999, Enraf-Nonius assumed the European, Australian, and African sales and marketing functions for Henley's core products. The Company believes that international sales of Henley's core products should increase during 1999 as a result of the established distribution system of Enraf-Nonius. Henley, in turn, intends to add Enraf-Nonius' sound and stim products to their line of products available in the United States, Mexico, South America and Asia.

     Management believes that the successful implementation of cost reductions and the potential synergies to be gained by combining Henley's product pipeline with Enraf-Nonius' international distribution system will enable Enraf-Nonius to continue to generate positive cash flow to sustain its operations and to service the related acquisition debt.

DISCONTINUED OPERATIONS

     The Company sold its Homecare division in August of 1998. The Homecare division had revenue of $3,493,000 in 1998 through the date of sale and $6,672,000 for the year ended December 31, 1997. Net loss from the operations of the Homecare division during 1998 was $502,000 as compared to $1,532,000 for 1997. The operating loss for 1997 was primarily due to the effect of the Company's fourth quarter revision of its estimates of collectibility of the accounts receivable, which increased the provision for doubtful accounts by approximately $2,000,000. Of this provision, approximately $1,500,000 related to receivables outstanding for more than one year at December 31, 1997. Factors contributing to the need for this increased provision included application of insufficient resources to the collection of accounts receivable and logistical problems and delays caused in connection with the implementation of a new accounting system. The Company now has a credit and collections department that consists of four full-time employees who verify and approve credit, review accounts receivable agings on a timely basis and follow-up on collections of accounts. The Homecare operations were the only part of the Company's operations that included third-party billing and it was these types of receivables that were the impetus for the significant increase in provision for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) proceeds from the sale of the Preferred Stock, (iii) funds held at the end of fiscal year 1998, and (iv) the amounts, if any, available under the Amended Loan Agreement with Comerica Bank -- Texas ("Comerica") and the revolving credit facility entered into in connection with the Enraf-Nonius acquisition. At December 31, 1998, the Company had cash and cash equivalents in the amount of $491,000 as compared to $124,000 at December 31, 1997. The increase in cash and cash equivalents resulted primarily from additional cash at companies acquired during 1998. At December 31, 1998, the Company had no material capital expenditure commitments.

     The Amended Loan Agreement with Comerica provides for (i) a one-year revolving loan ("Line of Credit"), which permits borrowings up to $6,000,000 through May 3, 1999, and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000
("Term Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the three term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus one-half of one percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of December 31, 1998, the Company had approximately $539,000 available for borrowing under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $6,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory.

     The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At December 31, 1998, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the revolving loan for the related term notes as of April 9, 1999, such debt has been classified as a current liability in the accompanying balance sheet as of December 31, 1998. Additionally, the Company has a scheduled loan payment of approximately $1,500,000 due on May 1, 1999 under one of its debt agreements. As a result, at December 31, 1998, the Company had a working capital deficit of $8,610,000 and a current ratio of 0.70 to 1 as compared to working capital of $2,637,000 and a current ratio of 1.2 to 1 at December 31, 1997. The Company is currently in negotiations to replace its current bank financing with a different source and expects to have a new credit facility in place within the next two months.

     Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a Netherlands bank (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,726,000 at December 31, 1998, and is subject to interest, payable monthly, at the rate of AIBOR plus 1 percent per annum (3.67 percent at December 31, 1998). The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets and renews annually. At December 31, 1998, approximately $104,000 was available under this revolving credit facility.

     In connection with an agreement entered into in April 1996 with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory Note in the principal amount of $7 million (the
"Note"). The Note is subordinated to the Line of Credit and Term Notes with Comerica, and is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2 percent per annum and increasing annually 2 percent per annum. The indebtedness under the Note is secured by a second lien in substantially all of the assets of the Company. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. The Company is currently in negotiations with Maxxim concerning this initial principal payment. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering. The Note is convertible into common stock at a conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection.

     In February and March 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 of the Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. The conversions were based on the current conversion price of $2.00 per share under the Note. The agreements also provide that the entire $4 million of the Note so converted reduces the principal amount of the Note and such sum shall be applied to the Company's full redemption obligation due in the years 2003 and 2002 and partially to the Company's redemption obligation due in the year 2001 as provided in the Note. The Company has filed a registration statement covering the resale of the shares of Common Stock issued to Maxxim as a result of the conversions described above.

     Between March and April 1998, the Company sold an aggregate of 2,500 shares of the Preferred Stock at $1,000 per share in private offerings, resulting in net cash proceeds of approximately $2.3 million. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of (i) 75 percent of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $7.125 for the 1,825 shares sold in March and $6.375 for the 675 shares sold in April. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130 percent of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4 percent, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of common stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at exercise prices ranging from $6.375 to $9.619. Proceeds from the issuance were used to reduce the outstanding balance under the Company's Line of Credit with Comerica. The Company has filed a registration statement covering the resale of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and exercise of the warrants sold to the investors.

     On July 1, 1998, the Company sold in a private placement 2,500 units ("Series B Units") consisting of (i) one share of the Company's Series B Convertible Preferred Stock, and (ii) a warrant to acquire 50 shares of common stock, for a purchase price of $1,000 per unit, to an accredited investor. In addition, the placement agent, received warrants to acquire 67,308 shares with the same terms as the warrants sold to the investor. (See Footnotes to Consolidated Financial Statements). Proceeds were used to repay short term notes to Delft Instruments in connection with the Enraf-Nonius acquisition. On August 10, 1998, the Company sold in a private placement 2,200 additional Series B Units, for a purchase price of $1,000 per unit, to accredited investors. In addition, the placement agent received warrants to acquire 59,231 shares with the same terms as the warrants sold to the other purchasers. (See Footnotes to Consolidated Financial Statements). Proceeds were used to repay short term notes to Delft in connection with the Enraf-Nonius Acquisition.

     Additionally, in April 1999, the Company sold 750 shares of its newly issued $1,000 per share Series C Convertible Preferred Stock resulting in $623,750 of net proceeds to the Company. The Series C Preferred Stock will be convertible into common stock at a range from $1.75 to $2.64 per share, provided that the Company achieves specified performance criteria. The proceeds will be used primarily to repay penalties and accrued dividends outstanding related to the Series A Preferred Stock.

     The Company's $6,000,000 Line of Credit under the Amended Loan Agreement with Comerica is currently set to expire on May 3, 1999. In addition, a loan payment of $1,500,000 to Maxxim is due on May 1, 1999 under the Note. As a result, the Company is in negotiations to replace its current credit facility with a different source of funding and expects to have a new credit facility in place within the next two months. However, there can be no assurance that the Company will be able to obtain a sufficient replacement credit facility on terms favorable to the Company or at all. If the Company is unable to extend the term of its Line of Credit and reschedule the loan payment due under the Note, the Company will be in default under both agreements. In this event, there would be substantial doubt as to the Company's ability to continue as a going concern.

     If the Company is successful in obtaining a sufficient replacement credit facility and rescheduling the loan payment to Maxxim, management believes that
(i) the expected positive cash flows from operations in 1999, (ii) proceeds from the Series C Preferred Stock offering, and (iii) funds available under the new credit facility and the Enraf-Nonius Credit Facility will be sufficient to eliminate the working capital deficit that existed at December 31, 1998 and to satisfy the Company's capital requirements for its existing operations for the immediate future. However, the Company will need to obtain additional capital to finance its acquisition strategy. If the Company's operating cash flows are inadequate or if the Company is unable to raise sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

INTERNATIONAL CURRENCY FLUCTUATIONS AND EURO CONVERSION

     The Company has arrangements with several foreign distributors to distribute products in Europe, Southeast Asia, the Far East, Central America and South America. In addition, the Company obtains certain supplies from foreign suppliers. The acquisition of Enraf-Nonius has also significantly expanded the Company's foreign operations. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), varying economic and political conditions, cultures and business practices in different countries or regions, regulation of fund transfers by foreign governments, overlapping or differing tax structures, and United States and foreign export and import duties and tariffs. Fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which the Company operates will affect the results of the Company's international operations reported in U.S. dollars. It is anticipated that approximately one-half of the Company's total sales for 1999 will be in currencies other than U.S. dollars. In addition, the Company may make loans to and/or receive dividends and loans from certain of its foreign subsidiaries and may suffer a loss as a result of adverse exchange rate movements between the relevant currencies. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company.

     On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. Subsequent to the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union. The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. The Company is assessing Euro issues related to its product pricing, contract, treasury operations and accounting systems. Although evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

YEAR 2000 COMPLIANCE

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

     The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company is reviewing its scientific equipment, computer systems and related software to identify and determine the Y2K readiness of the Company's systems. This review is being performed by internal teams from various disciplines within the Company. These teams are currently evaluating the Company's Y2K issues, and, if necessary, developing remediation plans. As a part of this review the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.

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

     The Enraf-Nonius computer system has been reviewed with regard to the Y2K issue. The findings of this review resulted in a plan of action and financial systems are presently being updated by in-house staff. Total cost in this regard is expected to be between NLG 20,000 and NLG 30,000. The review showed that the impact of the Y2K issue on the Company's order processing system is likely to be minimal and no additional actions have been taken.

     The embedded software in the Enraf-Nonius products has also been reviewed and this showed that the products currently being sold or still being serviced will not be affected by the Y2K issue.

ITEM 7.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        -----

Report of Independent Public
  Accountants........................    24

Consolidated Balance Sheet...........    25

Consolidated Statements of Operations
  and Comprehensive Loss.............    26

Consolidated Statements of
  Stockholders' Equity...............    27

Consolidated Statements of Cash
  Flows..............................    28

Notes to Consolidated Financial
  Statements.........................   29-45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Henley Healthcare, Inc.:

     We have audited the accompanying consolidated balance sheet of Henley Healthcare, Inc. (a Texas corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henley Healthcare, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1998, the Company incurred a net loss of $5.8 million and had a working capital deficit at December 31, 1998, of $8.6 million. As of December 31, 1998, and through March 26, 1999, the Company was in default of certain financial and other covenants under its bank line of credit which expires May 3, 1999. The Company also has a loan payment of approximately $1.5 million due on May 1, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Houston, Texas
March 26, 1999

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                        DECEMBER 31,
                                            1998
                                        ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......   $    490,649
     Accounts receivable, net of
      allowance for doubtful accounts
      of $1,470,026..................     11,172,228
     Inventory.......................      8,494,276
     Prepaid expenses................        132,190
     Other current assets............        203,000
                                        ------------
          TOTAL CURRENT ASSETS.......     20,492,343
PROPERTY, PLANT AND EQUIPMENT, net...      6,607,631
GOODWILL, net........................      5,272,666
INTANGIBLE AND OTHER ASSETS, net.....     18,671,480
                                        ------------
          TOTAL ASSETS...............   $ 51,044,120
                                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit..................   $  9,185,425
     Current maturities of long term
      debt...........................      5,297,388
     Accounts payable................      8,248,460
     Accrued expenses and other
      current liabilities............      6,370,655
                                        ------------
          TOTAL CURRENT
           LIABILITIES...............     29,101,928
INTEREST PAYABLE.....................        243,200
LONG-TERM DEBT, net of current
  maturities.........................      7,514,504
OTHER LONG TERM LIABILITIES..........      4,611,000
                                        ------------
          TOTAL LIABILITIES..........     41,470,632
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Series A Preferred stock -- $.10
      par value; 5,000 shares
      authorized; 2,500 shares issued
      and outstanding................      2,257,614
     Series B Preferred stock -- $.10
      par value; 8,000 shares
      authorized; 4,700 shares issued
      and outstanding................      4,080,332
     Common stock -- $.01 par value;
      20,000,000 shares authorized;
      5,712,205 shares issued;
      5,433,205 shares outstanding...         57,121
     Additional paid-in capital......     21,445,025
     Cumulative translation
      adjustment.....................        441,156
     Accumulated deficit.............    (18,481,581)
     Treasury stock, at cost, 279,000
      common shares..................       (226,179)
                                        ------------
          TOTAL STOCKHOLDERS'
           EQUITY....................      9,573,488
                                        ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY......   $ 51,044,120
                                        ============

   The accompanying notes are an integral part of this consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                          YEAR ENDED DECEMBER 31,
                                       ------------------------------
                                            1998            1997
                                       --------------  --------------
NET SALES............................  $   41,931,617  $   17,584,978
COST OF SALES........................      26,359,735      10,140,676
                                       --------------  --------------
GROSS PROFIT.........................      15,571,882       7,444,302
OPERATING EXPENSES:
     Selling, general and
       administrative................      14,654,443       5,820,481
     Research and development........       1,067,149         506,629
     Depreciation and amortization...       2,381,825         667,100
                                       --------------  --------------
OPERATING INCOME (LOSS) FROM
  CONTINUING OPERATIONS..............      (2,531,535)        450,092
INTEREST EXPENSE.....................       1,711,566       1,147,842
OTHER (INCOME) LOSS, net.............          (4,738)       (105,018)
                                       --------------  --------------
LOSS FROM CONTINUING OPERATIONS......      (4,238,363)       (592,732)
DISCONTINUED OPERATIONS:
     Loss from Operations of Homecare
       Division......................        (501,785)     (1,531,701)
     Extraordinary Item -- Loss on
       Disposal of Homecare
       Division......................      (1,091,035)       --
                                       --------------  --------------
NET LOSS.............................  $   (5,831,183) $   (2,124,433)
                                       --------------  --------------
PREFERRED STOCK DIVIDENDS............      (2,268,158)       --
                                       --------------  --------------
NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS.......................  $   (8,099,341) $   (2,124,433)
                                       ==============  ==============
NET LOSS PER COMMON SHARE -- basic
  and diluted:
     Loss from Continuing
       Operations....................          $(1.30)         $(0.20)
     Loss from Operations of Homecare
       Division......................          $(0.10)         $(0.51)
     Loss from Disposal of Homecare
       Division......................          $(0.22)          $  --
                                       --------------  --------------
NET LOSS PER COMMON SHARE -- basic
  and diluted........................          $(1.62)         $(0.71)
                                       ==============  ==============
SHARES USED IN COMPUTING NET LOSS PER
  COMMON SHARE CALCULATIONS -- basic
  and diluted........................       5,023,649       3,000,119
COMPREHENSIVE LOSS:
     Net Loss........................  $   (5,831,183) $   (2,124,433)
     Foreign Currency Translation
       Adjustment....................         441,156        --
                                       --------------  --------------
TOTAL COMPREHENSIVE LOSS.............  $   (5,390,027) $   (2,124,433)
                                       ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                             SERIES A             SERIES B
                                         PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                        ------------------   ------------------  --------------------     PAID-IN
                                        SHARES    AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT       CAPITAL
                                        ------   ---------   ------   ---------  ---------  ---------   -----------
Balance at December 31, 1996.........    --      $  --        --      $  --      3,021,439  $  30,214   $10,660,312
Issuance of common stock for
  acquisitions.......................    --         --        --         --        361,117      3,611     2,907,229
Issuance of common stock for
  noncompete agreement...............    --         --        --         --         10,000        100        53,025
Exercise of common stock options.....    --         --        --         --         20,000        200       159,800
Exercise of common stock warrants....    --         --        --         --         61,341        613       336,713
Net loss.............................    --         --        --         --         --         --           --
                                        ------   ---------   ------   ---------  ---------  ---------   -----------
Balance at December 31, 1997.........    --         --        --         --      3,473,897     34,738    14,117,079
Issuance of common stock for
  acquisitions.......................    --         --        --         --        188,308      1,883     1,195,117
Issuance of Series A preferred
  stock..............................   2,500    2,257,614    --         --         --         --           --
Warrants issued with Series A
  Preferred..........................    --         --        --         --         --         --           825,541
Conversion of debt to common stock...    --         --        --         --      2,000,000     20,000     4,311,041
Issuance of Series B preferred
  stock..............................    --         --       4,700    4,080,332     --         --           --
Warrants issued with Series B
  Preferred..........................    --         --        --         --         --         --           846,747
Dividends on Series A Preferred
  Stock..............................    --         --        --         --         --         --           --
Dividends on Series B Preferred
  Stock..............................    --         --        --         --         --         --           --
Issuance of Common Stock for cash....    --         --        --         --         50,000        500       149,500
Translation Adjustment...............    --         --        --         --         --         --           --
Net loss.............................    --         --        --         --         --         --           --
                                        ------   ---------   ------   ---------  ---------  ---------   -----------
Balance at December 31, 1998.........   2,500    $2,257,614  4,700    $4,080,332 5,712,205  $  57,121   $21,445,025
                                        ======   =========   ======   =========  =========  =========   ===========


                                           OTHER                           TREASURY STOCK          TOTAL
                                       COMPREHENSIVE     ACCUMULATED    --------------------   STOCKHOLDERS'
                                           INCOME          DEFICIT       SHARES      COST         EQUITY
                                       --------------    ------------   ---------  ---------   -------------
Balance at December 31, 1996.........     $--            $(8,257,807 )    279,000  $(226,179)    $2,206,540
Issuance of common stock for
  acquisitions.......................      --                --            --         --         2,910,840
Issuance of common stock for
  noncompete agreement...............      --                --            --         --            53,125
Exercise of common stock options.....      --                --            --         --           160,000
Exercise of common stock warrants....      --                --            --         --           337,326
Net loss.............................      --             (2,124,433 )     --         --        (2,124,433)
                                       --------------    ------------   ---------  ---------   -------------
Balance at December 31, 1997.........      --            (10,382,240 )    279,000   (226,179)    3,543,398
Issuance of common stock for
  acquisitions.......................      --                --            --         --         1,197,000
Issuance of Series A preferred
  stock..............................      --                --            --         --         2,257,614
Warrants issued with Series A
  Preferred..........................      --                --            --         --           825,541
Conversion of debt to common stock...      --                --            --         --         4,331,041
Issuance of Series B preferred
  stock..............................      --                --            --         --         4,080,332
Warrants issued with Series B
  Preferred..........................      --                --            --         --           846,747
Dividends on Series A Preferred
  Stock..............................      --             (1,436,609 )     --         --        (1,436,609)
Dividends on Series B Preferred
  Stock..............................      --               (831,549 )     --         --          (831,549)
Issuance of Common Stock for cash....      --                --            --         --           150,000
Translation Adjustment...............      441,156           --            --         --           441,156
Net loss.............................      --             (5,831,183 )     --         --        (5,831,183)
                                       --------------    ------------   ---------  ---------   -------------
Balance at December 31, 1998.........     $441,156       $(18,481,581)    279,000  $(226,179)    $9,573,488
                                       ==============    ============   =========  =========   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED
                                                DECEMBER 31,
                                       ------------------------------
                                            1998            1997
                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................  $(5,831,183)     $(2,124,433)
                                       -----------      -----------
     Adjustments to reconcile net
      loss to net cash used in
      operating activities:
          Depreciation and
        amortization expense.........    2,381,825         716,264
          Interest expense imputed on
        notes payable................       37,574         284,667
          Provision for doubtful
        accounts.....................    1,195,172       3,171,163
          Loss on sale of Homecare
        division.....................    1,091,035           --
          Shares issued for
        compensation.................        --            160,000
          Shares issued for
        noncompete agreement.........        --             53,125
     Changes in operating assets and
      liabilities:
          Increase in accounts
        receivable...................   (1,313,522)     (4,258,785)
          (Increase) decrease in
        inventory....................      248,737        (398,533)
          Decrease in prepaid
        expenses and other current
        assets.......................      357,229          88,115
          (Increase) decrease in
        other assets.................      542,618        (290,209)
          Increase in accounts
        payable and accrued
        liabilities..................      923,705       2,464,591
                                       -----------     -----------
               Total adjustments.....    5,464,373       1,990,398
                                       -----------     -----------
          Net cash used in operating
        activities...................     (366,810)       (134,035)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash
      acquired of $695,230 and
      $68,600, respectively..........     (269,770)     (4,862,371)
     Proceeds from disposal of
      Homecare division..............    3,649,400           --
     Capital expenditures............   (1,941,832)       (356,533)
                                       -----------     -----------
          Net cash provided by (used
        in) investing activities.....    1,437,798      (5,218,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of
      preferred stock and warrants...    6,474,602           --
     Net proceeds from issuance of
      common stock...................      150,000           --
     Proceeds from exercise of common
      stock warrants.................        --            337,326
     Payments of dividends on
      preferred stock................     (143,024)          --
     Net proceeds from (payments on)
      lines of credit ...............   (6,655,006)      4,918,798
     Proceeds from long-term debt....    1,260,000       1,430,000
     Principal payments of long-term
      debt...........................   (2,231,687)     (1,717,457)
                                       -----------     -----------
          Net cash provided by
        financing activities.........   (1,145,115)      4,968,667
                                       -----------     -----------
EFFECT OF TRANSLATION EXCHANGE RATE
  CHANGES ON CASH....................      441,156           --
                                       -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      367,029        (384,272)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................      123,620         507,892
                                       -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $   490,649     $   123,620
                                       ===========  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  NATURE OF OPERATIONS

     Henley Healthcare, Inc. (formerly Lasermedics, Inc.) and Subsidiaries (collectively, the Company) was organized in November 1990 and is an international manufacturer, provider and marketer of diversified products and services in the physical therapy and rehabilitation industry. The Company's customers are located throughout the world, with a concentration in the United States and Europe.

     The Company achieved substantial revenue growth over the last two years through acquisition of businesses and product lines. Consequently, the Company continues to face the challenge of successfully integrating the operations of the acquired businesses and implementing the acquired product lines into its overall business strategy. The Company's future success is dependent on many factors which include, among others, competition, technological changes, generating sufficient sales volume to achieve and maintain profitability and obtaining sufficient financing to fund its stated business objectives. The Company will continue to seek to expand the market for its products. However, markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Future sales growth will depend to some extent upon the ability of the Company to successfully market its current and future products in this competitive environment. Additionally, some of the Company's products are regulated by the Food and Drug Administration (FDA), and the Company is required to secure clearance from the FDA prior to marketing certain new products. Lack of clearance or delays in securing such clearance could have a negative impact on sales of such new products.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1998, the Company incurred a net loss of $5.8 million and had a working capital deficit at December 31, 1998, of $8.6 million. As of December 31, 1998, and through March 26, 1999, the Company was in default of certain financial and other covenants under its bank line of credit which expires May 3, 1999. The Company also has an approximate $1.5 million loan payment due May 1, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Henley Healthcare, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  REVENUE RECOGNITION

     Revenue is recognized when the title passes to the buyer, typically when the product is shipped or services have been rendered. Service revenues and costs of service revenues are not presented separately in the consolidated financial statements as they represent less than four percent of net sales. The Company sells a wide range of products to a diversified base of customers around the world. The Company has agreements with third-party payors that provide payment at varying rates. Net revenue is reported at the estimated net realizable amount from customers and third-party payors.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CASH AND CASH EQUIVALENTS

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

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor replacements are charged to expense as incurred; significant renewals and betterments are capitalized.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the tangible and identifiable intangible net assets acquired arising from business acquisitions accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated useful life of 15 years. Accumulated amortization at December 31, 1998, was $518,270.

  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consists principally of acquired trade name rights and other identifiable intangible assets which are being amortized on a straight-line basis over periods ranging from two to 15 years. Accumulated amortization at December 31, 1998, was $1,057,771.

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

  INCOME TAXES

     The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, under which deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax bases of assets and liabilities and their financial statement carrying amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their estimated net realizable value based on an evaluation of the likelihood of the realization of those tax benefits.

  LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," the Company presents both basic and diluted net loss per share in its historical financial statements. Basic net loss per common share is based on the weighted average number of shares outstanding during the period, while diluted net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Dividends attributable to preferred stock (see Note 10) reduce the net income available to common

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stockholders. Additionally, the Company has separately presented per share information for income (loss) from continuing and discontinued operations due to the sale of the Homecare division in 1998 (see Note 16).

  STOCK OPTIONS

     The Company measures compensation cost using APB Opinion No. 25 (APB 25) as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to APB 25, the Company would record deferred compensation expense for stock-based compensation arrangements based on the excess of the market value of the common stock on the measurement date over the exercise price of the common stock option/warrant granted to employees and non-employee directors. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. No compensation expense is recorded if the exercise price of the stock-based compensation grant is equal to the market price of the Company's common stock on the date of grant.

  RESEARCH AND DEVELOPMENT

     Expenditures relating to research and development are expensed as incurred.

  TRANSLATION OF FOREIGN CURRENCY

     Assets and liabilities are translated at the exchange rate as of the balance sheet date. All revenue and expense accounts are translated at a weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  RECLASSIFICATION

     Certain reclassifications have been made to prior-year consolidated financial statements to conform to the current year's presentation.

2.  INVENTORY:

     Substantially all of the Company's inventory is pledged as collateral for the Company's long-term debt. Inventory at December 31, 1998, included the following:

Raw material.........................  $  5,693,076
Work-in-process......................        91,945
Finished goods.......................     2,709,255
                                       ------------
                                       $  8,494,276
                                       ============

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY, PLANT AND EQUIPMENT:

     Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt. At December 31, 1998, property, plant and equipment consisted of the following:

                                                          ESTIMATED
                                                         USEFUL LIFE
                                                         ------------
Land.................................  $      459,000         --
Buildings and improvements...........       4,623,553        25 years
Machinery and equipment..............       3,420,600    3 to 7 years
Office furniture and fixtures........         516,925         5 years
                                       --------------
                                            9,020,078
Less -- Accumulated depreciation.....      (2,412,447)
                                       --------------
           Property, plant and
             equipment, net..........  $    6,607,631
                                       ==============

4.  INTANGIBLE AND OTHER ASSETS:

     At December 31, 1998, intangible and other assets consisted of the following:

                                                           ESTIMATED
                                                          USEFUL LIFE
                                                         -------------
Distribution system..................  $   12,500,000         15 years
Trade names..........................       4,866,172    7 to 15 years
Patents..............................       1,553,674    7 to 15 years
Proprietary training programs........         719,405    5 to 10 years
Other................................          90,000
                                       --------------
                                           19,729,251
Less -- Accumulated amortization.....      (1,057,771)
                                       --------------
               Intangible and other
             assets, net.............  $   18,671,480
                                       ==============

5.  ACQUISITIONS:

  BUSINESSES

     In January 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding common stock of Texas T.E.N.S., Inc., a privately owned Texas corporation (TENS), for an estimated purchase price of approximately $850,000 plus related acquisition costs of approximately $65,000. The purchase price was paid by the Company's issuance of a subordinated promissory note in the principal amount of $400,000 (the TENS Note), with the balance of the purchase price paid in cash. In August 1997, the principal balance on the TENS Note plus all accrued and unpaid interest due on the Note was paid.

     In May 1997, the Company entered into an agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of Med-Quip, Inc. (Medquip), a privately owned Georgia corporation, for an estimated purchase price of approximately $1,418,000 plus related acquisition costs of approximately $56,000. The purchase price was paid by the issuance of an aggregate of 300,000 shares of the Company's common stock and payment of approximately $40,000 in cash.

     In October 1997, the Company entered into an agreement with the sole owner of Summer Medical (SM), an unincorporated sole proprietorship, pursuant to which the Company acquired all of the owner's interests in SM and assumed certain business-related liabilities associated with SM. Under the agreement,

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company issued to the owner 10,000 shares of common stock and agreed to issue an additional 20,000 shares by the second anniversary of the agreement. The estimated fair value of the additional 20,000 shares is being recorded as compensation expense over the term until the second anniversary.

     In December 1997, the Company acquired all of the issued and outstanding common stock of NCI, Inc. (NCI), a Michigan corporation, for an estimated purchase price of $1,190,000 plus estimated acquisition costs of $5,000. The purchase price was paid by the issuance to the seller of 188,847 shares of the Company's common stock.

     The 1997 acquisitions were all accounted for as purchases for accounting purposes, and the results of operations of the acquired companies have been included in the consolidated statement of operations from the respective dates of acquisition to December 31, 1997. Pro forma financial information is not provided because the amounts are not materially different from 1997 results. The estimated purchase price in excess of the estimated fair value (FV) of the net assets acquired during 1997 aggregated approximately $3,047,000.

     In January 1998, the Company acquired all of the issued and outstanding common stock of Garvey Company (Garvey), a Minnesota corporation, as a wholly owned subsidiary, for an estimated purchase price of approximately $792,000 plus related acquisition costs of approximately $50,000. The purchase price was paid by the issuance of 120,308 shares of the Company's common stock. The acquisition was accounted for as a purchase.

     In February 1998, the Company purchased substantially all of the assets and assumed certain liabilities associated with AMC Acquisition Corp. (AMC), a Texas corporation, for an estimated purchase price of approximately $405,000 plus related acquisition costs of approximately $115,000. The purchase price was paid by the issuance of 68,000 shares of common stock. The acquisition was accounted for as a purchase.

     On May 29, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enraf-Nonius, B.V. (Enraf-Nonius), a wholly owned subsidiary of Delft Instruments N.V. (Delft). Enraf-Nonius specializes in the development, manufacture and sale of medical products, including ultrasound and electrical stimulation used in pain management, physical therapy and rehabilitation. The purchase price for Enraf-Nonius was approximately $15,000,000 plus acquisition costs of approximately $800,000. The purchase was financed with short- and long-term notes totaling approximately $7,000,000 from Delft and $8,000,000 from bank financing. The short-term notes were repaid by the Series B convertible preferred stock offerings that were funded in July and August 1998. The acquisition was accounted for as a purchase.

     The estimated purchase price in excess of the estimated fair value of the net tangible assets acquired aggregates approximately $19,800,000 for the acquisitions during 1998 as shown below:

                                        ENRAF-NONIUS      GARVEY & AMC       TOTAL
                                        ------------      ------------   --------------
Purchase price.......................   $ 15,000,000       $1,197,000    $   16,197,000
Acquisition costs....................        800,000          165,000           965,000
                                        ------------      ------------   --------------
                                          15,800,000        1,362,000        17,162,000
                                        ------------      ------------   --------------
FV of tangible assets acquired.......     11,166,000          543,000        11,709,000
FV of liabilities assumed............     13,679,000          670,000        14,349,000
                                        ------------      ------------   --------------
Net tangible assets (liabilities)
  acquired...........................     (2,513,000)        (127,000)       (2,640,000)
                                        ------------      ------------   --------------
Excess of cost over fair value of net
  tangible assets (liabilities)
  acquired...........................   $ 18,313,000       $1,489,000    $   19,802,000
                                        ============      ============   ==============

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarized pro forma (unaudited) information for the years ended December 31, 1998 and 1997, assumes the acquisition of Enraf-Nonius had occurred on January 1, 1997:

                                            1998            1997
                                       --------------  --------------
Net sales............................  $   52,453,117  $   49,664,475
Net loss from continuing
  operations.........................      (3,623,577)     (6,210,809)
Net loss from continuing operations
  per common share...................          $(1.17)         $(2.07)

     The above pro forma amounts reflect adjustments for interest related to financing the Enraf-Nonius acquisition, amortization of goodwill, royalty expense, removal of former parent company charges and terminations of professional and consultant fees. The amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

  OTHER ACQUISITIONS

     In January 1997, the Company purchased substantially all of the inventory, distribution systems and customer lists associated with the Homecare division of Gatti Medical Supply, Inc., a privately owned Pennsylvania corporation, for a purchase price of approximately $302,000 plus related acquisition costs of approximately $28,000. The Company paid the purchase price by issuing to the sellers a total of 51,117 shares of common stock. The Company also agreed to issue up to an aggregate of 50,117 additional shares of common stock subject to the achievement of specific terms and conditions in the agreement. These goals were not attained and no additional shares were issued.

     In September 1997, the Company entered into an agreement with Cybex International, Inc. (Cybex), a New York corporation, whereby it purchased certain assets of (and assumed certain liabilities associated with) the isokinetic rehabilitation product line (the Product Line) of Cybex for an estimated purchase price of approximately $3.2 million plus related acquisition costs of approximately $1.0 million. The assets acquired consist of tangible personal property including machinery, equipment, furniture and fixtures; specific intangibles; contracts; intellectual property; business licenses; inventory; and prepaid expenses. The purchase price was allocated as follows: approximately $2,700,000 to inventory, $500,000 to property, plant and equipment, and $1,000,000 to patents and trade names.

6.  ACCRUED AND OTHER CURRENT LIABILITIES:

     The following are included in accrued and other current liabilities at December 31, 1998:

Payroll and commissions..............  $  1,342,096
Acquisition costs....................       604,582
Preferred stock dividends............       589,503
Vacation payable.....................       564,000
Interest payable.....................       476,530
Warehousing fees.....................       399,000
Insurance premiums...................       358,307
Professional and other fees..........       334,000
Other................................     1,702,637
                                       ------------
                                       $  6,370,655
                                       ============

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  DEBT:

     The following table summarizes the Company's notes payable and capital lease obligations at December 31, 1998, which are described below:

Note payable, Maxxim.................  $  3,000,000
Term notes, with bank................     3,631,026
Note payable, Delft..................     4,787,000
Capital lease obligations (see Note
  12)................................     1,259,000
Other notes payable..................       134,866
                                       ------------
                                         12,811,892
Less -- Current maturities...........     5,297,388
                                       ------------
                                       $  7,514,504
                                       ============

  NOTE PAYABLE, MAXXIM

     In connection with the acquisition of its Henley division in April 1996, the Company issued a convertible promissory note (the Note) to Maxxim Medical (Maxxim). The Note is convertible into common stock of the Company at a conversion price of $2.00 per share. The Note is payable subject to mandatory redemption requirements of $1.4 million annually beginning on May 1, 1999, with a final payment due May 1, 2001. These mandatory redemptions are subject to premiums starting at 7 percent and decreasing 1 percent each year. The installment premiums are recognized as interest expense on a straight-line basis over the term of the Note. In addition, the Company is required to redeem 40 percent of the Note upon completion of a public offering. The Company also may redeem any or all of the outstanding principal amount of the Note at its option at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. Interest is payable semiannually on November 1 and May 1 of each calendar year at a rate of 2 percent per annum and increasing 2 percent annually on May 1. However, the Company accrues interest related to the Note on a straight-line basis at an average rate of 7.4 percent per annum. Accordingly, $243,200 of accrued interest has been classified as long-term in the accompanying consolidated balance sheet as of December 31, 1998.

     On February 20, 1998, and March 13, 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 outstanding under the Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. Pursuant to the conversion notice, the entire $4 million conversion was applied to the Company's full redemption obligation due in the years 2003 and 2002 and partially to the Company's redemption obligation due in the year 2001 as originally provided in the Note. Additionally, accrued interest totalling $331,041 related to the installment premium was converted to equity in conjunction with the debt conversion.

  TERM NOTES WITH BANK

     The Company has an Amended Loan Agreement with a bank providing for (a) a revolving loan arrangement which permits borrowings up to $6,000,000 and (b) two term loans in the amounts of $1,430,000 ("Term Note A") and $1,616,000 ("Term Note B"), respectively. Term notes A and B are payable in monthly installments of principal plus interest aggregating $32,811. The revolving loan also includes a $250,000 letter-of-credit facility. Interest on the revolving loan and the two term loans is payable monthly at a rate equal to the prime rate plus one-half of 1 percent per annum (8.25 percent at December 31, 1998). Term Note A is due on September 30, 2002, and Term Note B is callable by the bank beginning on its fifth anniversary. At December 31, 1998, the balances outstanding under Term Notes A and B were $1,096,338 and $1,337,688, respectively.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In February 1998, the Company entered into an agreement with Maxxim whereby it acquired from Maxxim an office/warehouse building located in Sugar Land, Texas, for a purchase price of approximately $1.3 million. The purchase price was financed with a new term note ("Term Note C") with the bank in the principal amount of $1,260,000 with a maturity date of February 12, 2013. At December 31, 1998, the balance outstanding under this term note was $1,197,000. Term Note C bears interest at the prime rate plus one-half of 1 percent per annum (8.25% at December 31, 1998), is payable in monthly principal installments of $7,000 plus all accrued interest thereon and is subject to the terms and conditions of the Amended Loan Agreement. Term Note C is secured by substantially all of the assets of the Company.

     The Amended Loan Agreement provides for a revolving loan which permits borrowings up to $6,000,000, subject to a revised borrowing base calculation derived from the Company's eligible accounts receivable and inventory. The revolving loan had an outstanding balance of $5,459,425 at December 31, 1998, and is subject to interest, payable monthly, at the prime rate plus one-half of 1 percent per annum (8.25 percent at December 31, 1998). At December 31, 1998, approximately $539,000 was available for borrowings under the revolving loan. The revolving loan's maturity date is May 3, 1999. All of the borrowings from the bank are secured by substantially all of the assets of the Company.

     The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply, including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. As of December 31, 1998, the Company was in default of certain of these financial and nonfinancial covenants. While the bank has not demanded payment of the revolving loan, all debt balances with the bank have been classified as a current liability in the accompanying balance sheet as of December 31, 1998. Additionally, the Company is limited in the amount of its capital expenditures, research and development expenditures and dividends. Further, all future acquisitions and major corporate transactions require approval of the bank, as do offerings of securities by the Company.

     Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a Netherlands bank. The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The revolving loan had an outstanding balance of $3,726,000 at December 31, 1998, and is subject to interest, payable monthly, at the rate of AIBOR plus 1 percent per annum (3.67 percent at December 31, 1998). The revolving note is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets, and renews annually. At December 31, 1998, approximately $104,000 was available under this revolving credit facility.

  NOTE PAYABLE, DELFT

     The note issued to Delft in connection with the acquisition of Enraf-Nonius is payable in equal, semiannual principal amounts of approximately $480,000, commencing June 1, 2000, through December 1, 2004. Interest accrues at 4 percent annually through June 1, 1999, at which point the rate increases to 5 percent through the balance of the note term. Management believes the interest rate on the note approximates the market rate in the Netherlands at the date of acquisition of Enraf. Interest is payable annually commencing June 1, 1999.

  OTHER NOTES PAYABLE

     Various notes payable to individuals in connection with acquisitions are payable in monthly aggregate principal installments of $7,336 with maturities from December 1999 through February 2001 at interest rates ranging from 8 percent to prime plus 2 percent.

     The estimated fair value of the Maxxim Note amounted to $3,000,000 pursuant to a valuation by an investment banking firm. Based on borrowing rates currently available to the Company for loans with

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

similar terms and average maturities, the fair value of the Company's other long-term debt approximates the carrying amount.

     Aggregate maturities of long-term debt are as follows:

For the year ending December 31
     1999............................  $    5,297,388
     2000............................       2,541,400
     2001............................       1,309,904
     2002............................       1,108,400
     2003............................       1,115,400
     2004 and thereafter.............       1,439,400
                                       --------------
                                       $   12,811,892
                                       ==============

8.  OTHER LONG-TERM LIABILITIES

     The following are included in other long-term liabilities at December 31, 1998:

Pensions.............................  $  2,071,000
Reorganization Costs.................     2,540,000
                                       ------------
                                       $  4,611,000
                                       ============

     The amounts included in other long-term liabilities relate to liabilities assumed by the Company in the acquisition of Enraf-Nonius from Delft in May 1998. The Company is obligated to reimburse $1,766,000 to Delft for future pensions to be paid to certain former employees in The Netherlands upon their retirement. The Company also has a pension liability of $305,000 for current employees, which was based on actuarial calculations using a 6 percent discount rate and assumed compensation rate increases of 1.8 to 2.0 percent. Additionally, the Company is obligated to reimburse Delft for certain reorganization costs to be incurred by Delft, which are related to the sale of Enraf-Nonius.

     As of December 31, 1998, Delft has made no requests for reimbursement for any pension obligation. The Company is required to make monthly payments of approximately $7,000, through May 2005, to repay a portion of the reorganization costs. Approximately $50,000 of such costs were paid during the year ended December 31, 1998. Pursuant to an agreement with Delft, which was established in January 1999, payments on the balance of the reorganization liability (approximately $2,056,000 at December 31, 1998) are payable in quarterly installments over a five year term beginning in January 2000, and are subject to interest at four percent in the first year and five percent thereafter.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  INCOME TAXES:

     The following is an analysis of the Company's deferred tax assets and liabilities at December 31, 1998:

Deferred tax assets:
     Net operating loss
      carryforwards..................  $    4,327,000
     Accrued expenses and other......          60,000
     Allowance for doubtful
      accounts.......................         141,000
     Deferred compensation...........         494,000
     Valuation allowance.............      (5,183,000)
                                       --------------
          Net deferred tax assets....        (161,000)
                                       --------------
Deferred tax liabilities:
     Depreciation and amortization...         161,000
                                       --------------
          Total deferred tax asset...  $     --
                                       ==============

     The components of the Company's income tax provision for the years ended December 31, 1998 and 1997, were as follows:

                                            1998           1997
                                       --------------  ------------
Current:
     Federal.........................  $   (2,056,000) $   (666,000)
     Foreign.........................         200,000       --
Deferred:
     Federal.........................       2,056,000       666,000
     Foreign.........................        (200,000)      --
                                       --------------  ------------
     Provision for income taxes......  $     --        $    --
                                       ==============  ============

     Differences between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 1998 and 1997, are as follows:

                                            1998           1997
                                       --------------  ------------
Provision at the statutory rate......  $   (1,983,000) $   (722,000)
Permanent differences and other......         127,000        71,000
Increase in valuation allowance......       1,856,000       651,000
                                       --------------  ------------
     Total tax provision.............  $     --        $    --
                                       ==============  ============

     As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $12,728,000 that may be available to offset future taxable income. The carryforwards will begin to expire in 2005. Between January 1993 and December 1998, the Company completed an initial public offering, had warrants exercised, completed private offerings of securities and made acquisitions of established businesses or product lines. Under Internal Revenue Code Section 382, these activities effected an ownership change and thus severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards. A valuation allowance was provided to fully reserve the net deferred tax asset due to realization uncertainties regarding future operating results.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  STOCKHOLDERS' EQUITY:

     In connection with the Amended Loan Agreement and the acquisition of the Product Line in 1997, the Company entered into an amendment to a subordination agreement (the Subordination Amendment) by and among Maxxim, the bank and the Company. Pursuant to the Subordination Amendment, the maximum amount of the Company's debt with the bank that can be issued senior to the Note was increased from $10,000,000 to $12,000,000. In exchange for Maxxim's execution of the Subordination Amendment, the Company entered into a note modification agreement with Maxxim in which the conversion price (as defined in the Note) was reduced from $3.00 to $2.00. The modification of the Note increased the number of shares of the Company's common stock, par value $.01 per share, beneficially owned by Maxxim from 2,333,333 shares to 3,500,000 shares. The Note is convertible into common stock at any time at Maxxim's option. The conversion price is subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection. Such conversion could, depending on the fair market value of the Company's common stock at the time of conversion, result in substantial dilution to holders of the Company's common stock. The Company's common stock issuable upon conversion of the Note is subject to the terms of a registration rights agreement entered into by the Company and Maxxim whereby Maxxim (and certain subsequent holders) shall retain certain demand and piggyback registration rights with respect to those shares of common stock.

     The Company issued to a former employee, in October 1997, 10,000 shares of its common stock as partial consideration for a noncompete agreement. The Company recognized $53,125 in compensation expense based on the market price of the common stock on the date of the agreement.

     Also in October 1997, the Company issued to a former employee 20,000 shares of its common stock pursuant to the exercise of stock options and in connection with the settlement of a contract dispute. In connection with the settlement, the Company recognized $160,000 in compensation expense based on the market price of the common stock on the date of the settlement.

SERIES A AND B PREFERRED STOCK

     In March and April 1998, the Company entered into agreements with certain private institutional investors pursuant to which the Company issued 2,500 shares of its Series A convertible preferred stock (the Series A Preferred Stock) for net proceeds of approximately $2.2 million in cash. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of
(a) 75 percent of the average closing bid price for the Company's common stock as reported by Nasdaq for the five trading days prior to conversion or (b) $7.125 for the 1,825 shares issued in March and $6.375 for the 675 shares issued in April. For as long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130 percent of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4 percent, payable quarterly on each March 31, June 30, September 30 and December 31 in cash or shares of common stock at the Company's option. The Company recorded $78,276 of such dividends during the year ended December 31, 1998. In connection with the agreement, the Company also issued to the investors five-year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at exercise prices ranging from $6.375 to $9.619. The warrants have been recorded at an estimated fair value of $825,541, which was computed using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 5.54 percent to 5.56 percent; expected dividend yield of zero; expected life of five years; and an expected volatility of 70 percent.

     In July and August 1998, the Company entered into two agreements with certain private institutional investors pursuant to which the Company issued 4,700 shares of its Series B convertible preferred stock (the Series B Preferred Stock) for net proceeds of approximately $4.2 million in cash. The Series B Preferred

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock is convertible into the Company's common stock at the lesser of (a) 110 percent of the average closing bid price for Henley's common stock as reported by Nasdaq for the five trading days prior to issuance date ($5.4425 for 2,500 shares of Series B Preferred Stock sold on July 1, 1998, and $5.175 for 2,200 shares of Series B Preferred Stock sold on August 10, 1998) or (b) 87 percent of the average bid price for any three consecutive days of the 20 days prior to conversion. However, for as long as the Company meets certain quarterly and annual net income and revenue criteria, the conversion price shall not be lower than $3.50. The Series B Preferred Stock shall bear no dividend. In connection with the agreement, the Company issued to the investors five-year warrants to purchase an aggregate of approximately 362,000 shares of the Company's common stock at exercise prices ranging from $5.87 to $6.00. The warrants have been recorded at an estimated fair value of $846,747, which was computed using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 5.37 percent to 5.51 percent; expected dividend yield of zero; expected life of three years and four months; and an expected volatility range of 62 percent to 65 percent.

     In connection with the issuance of the Series A and Series B Preferred Stock (the Preferred Stock), the Company incurred a deemed dividend on each sale. Such dividends are calculated as the discount from fair market value as of the date the Preferred Stock was sold to the investors. This aggregate discount amount of $833,333 for the Series A Preferred Stock and $702,000 for the Series B Preferred Stock has been treated as dividends to the holders of the Preferred Stock and has been recorded during the year ended December 31, 1998. Pursuant to the terms of the Preferred Stock, the Company incurred penalties during 1998 for not meeting certain deadlines related to the registration of the common stock subject to conversion from the Preferred Stock. The Company has recognized $525,000 and $129,250 of such penalties as dividends on the Series A Preferred Stock and the Series B Preferred Stock, respectively, during the year ended December 31, 1998. The registration statement filed to register the Preferred Stock became effective on January 28, 1999.

     In December 1998, in a private transaction, the Company sold 50,000 shares of its common stock to an individual investor at the then current market price of $3.00 per share.

11.  STOCK OPTIONS AND WARRANTS:

     Pursuant to the provisions of the 1996 Non-Employee Director Stock Option Plan (the Director Stock Plan) and the 1996 Incentive Stock Plan (the Incentive
Plan), certain of the Company's directors were granted common stock options during fiscal 1998 and 1997 as discussed below. At December 31, 1998, there were 55,000 and 1,095,000 common shares available for issuance under the Director Stock Plan and the Incentive Plan, respectively. A summary of the Company's common stock options and warrants as of December 31, 1998 and 1997, and activity during the years then ended is presented below:

                                                   1998                           1997
                                       ----------------------------   ----------------------------
                                                        WEIGHTED                       WEIGHTED
                                                        AVERAGE                        AVERAGE
                                         SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                       -----------   --------------   -----------   --------------
Outstanding at beginning of year.....    1,688,776       $ 5.24         1,811,502       $ 5.24
Canceled/expired.....................      --            --               (91,385)        5.53
Granted..............................      686,539         6.44            60,000         5.83
Exercised............................      --            --               (91,341)        4.57
                                       -----------                    -----------
Outstanding at end of year...........    2,375,315       $ 5.59         1,688,776       $ 5.24
                                       ===========                    ===========
Options and warrants exercisable at
  year-end...........................    2,311,982       $ 5.59         1,688,776       $ 5.24
Weighted average fair value of
  options and warrants granted during
  the year...........................                    $ 4.25                         $ 4.31

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the information about stock options and warrants outstanding at December 31, 1998:

          OPTIONS AND WARRANTS OUTSTANDING AND EXERCISABLE
---------------------------------------------------------------------
                                        WEIGHTED
                                         AVERAGE           WEIGHTED
                                        REMAINING           AVERAGE
   RANGE OF           SHARES        CONTRACTUAL LIFE       EXERCISE
EXERCISE PRICES     OUTSTANDING        (IN YEARS)            PRICE
---------------     -----------     -----------------     -----------
  $1.00-$3.00          235,000             2.4               $3.00
  $4.00-$5.78          689,231             2.8                4.81
  $6.00-$7.88        1,328,084             2.4                6.15
  $8.00-$9.62          123,000             4.2                8.77
                    -----------
                     2,375,315             2.6                5.59
                    ===========

     The Company has elected, in accordance with the provisions of SFAS No. 123, to apply APB 25 and related interpretations in accounting for stock options granted to employees and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 1998 and 1997, would approximate the pro forma amounts shown in the table below.

                                            1998            1997
                                       --------------  --------------
Net loss, as reported................  $   (5,831,183) $   (2,124,433)
Net loss, pro forma..................      (6,083,445)     (2,286,913)
Net loss per common share, as
  reported...........................          $(1.62)         $(0.71)
Net loss per common share, pro
  forma..............................           (1.66)          (0.76)

     For the years ended December 31, 1998 and 1997, the pro forma values were calculated using the Black-Scholes option pricing model and included the following weighted average assumptions: zero dividends, expected stock price volatility of 77.2 percent and 80.7 percent, risk-free interest rate of 5.5 percent and 6.4 percent, and an expected life of 9.0 years and 7.3 years, respectively.

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

     In December 1997, certain holders of the Company's warrants exercised their rights under the warrants and purchased an aggregate of 61,341 shares of the Company's common stock at a price of $5.50 per share. In connection with the exercise of these warrants, the Company received cash proceeds of approximately $337,000. Holders of an aggregate of 43,600 warrants elected not to exercise their rights, and their warrants expired or were redeemed.

     In connection with their reelection to the board of directors in July 1998, four nonemployee directors were each granted a stock option under the Director Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $6.125 per share. Also in July 1998, two employee directors were each granted options under the Incentive Plan to purchase 25,000 shares of the Company's common stock at a price of $6.125 per share, with such options becoming vested over a three-year period contingent upon the continued employment of the directors.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES:

  EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company has entered into various employment and consulting agreements with various key personnel, directors and certain shareholders, aggregating $802,000 annually, which expire at various dates through November 1999. Certain of these agreements provide for incentive bonuses and/or commissions, as defined in the agreements.

  EXCLUSIVE RIGHTS AGREEMENT

     In March 1997, the Company entered into new agreements with CB Svendsen a/s
(CBS), the Danish company with whom the Company has worked on the development and marketing of the MicroLight 830 since June 1991. Pursuant to the new agreements, the Company paid $100,000 to CBS and obtained unto perpetuity the sole and exclusive worldwide distribution rights to all low-level laser devices manufactured by or for CBS. In connection with these agreements, the Company is required to pay a 3 percent royalty on revenue generated by the Company on sales of the applicable products. The Company has made no royalty payments pursuant to this agreement through December 31, 1998.

  ROYALTY AGREEMENTS

     In connection with the purchase of the Product Line of Cybex in September 1997, the Company agreed to pay royalties equal to 2 percent of revenues generated by the sale of products from the Product Line for a period of five years, subject to five year extentions at the Company's option. No payments have been made during 1998. The Company has recorded a liability of approximately $132,000 for royalties payable to Cybex as of December 31, 1998.

     In connection with the acquisition of Enraf-Nonius (see Note 5), the Company agreed to pay royalties, for a period of seven years, to Delft equal to 1 1/2 percent of revenues generated over a seven year period by the newly acquired segment. This payment is submitted semiannually and is subject to minimum annual payments of approximately $500,000. Approximately $258,000 of such payments were made during 1998.

  LEASES

     The Company is obligated under various noncancelable operating leases (including certain related-party leases aggregating approximately $8,750 per month) for automobiles, warehousing and office space expiring through May 2005 which are subject to increase for real estate taxes and operating expense escalation. Rent expense charged to operations under these operating leases amounted to approximately $763,000 and $243,000 for the years ended December 31, 1998 and 1997, respectively.

     In connection with the acquisition of Enraf-Nonius, the Company assumed the lease of an office/warehouse building in France. The lease bears interest at a rate of 5 percent annually and is treated as a capital lease for financial reporting purposes. Equal quarterly payments of principal and interest of approximately $47,000 are due through October 1, 2006.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Minimum future operating and capital lease payments are as follows:

                                        OPERATING        CAPITAL
                                        ----------      ----------
1999.................................   $  908,746      $  189,000
2000.................................      810,780         189,000
2001.................................      691,290         189,000
2002.................................      642,000         189,000
2003.................................      632,000         189,000
Thereafter...........................      895,000         567,000
                                        ----------      ----------
Total minimum lease payment..........   $4,579,816       1,512,000
                                        ==========
Less- Interest.......................                      253,000
                                                        ----------
PV of future minimum lease payment...                   $1,259,000
                                                        ==========

  LITIGATION AND CLAIMS

     The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the ultimate outcome of all legal actions and claims will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

13.  RELATED-PARTY TRANSACTIONS:

     Pursuant to an agreement with a financial relations company, the Company paid monthly fees aggregating $10,000 in 1997 for financial consulting services with regard to potential mergers and acquisitions. The agreement terminated on January 31, 1997. The Executive Vice President and Chief Financial Officer, who is also a director, of the Company was a stockholder of the financial relations company and its Chairman of the Board.

14.  EMPLOYEE BENEFIT PLANS:

     The Company's 401(k) savings plan (the Plan) adopted in fiscal 1996 covers all qualified employees. The Plan permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company will, at its discretion, match at least 25 percent of the participant's contribution up to a maximum of 6 percent of gross pay. The Company's matching percentage may be adjusted as Company profitability dictates. Two officers of the Company serve as trustees of the Plan. The Company elected not to match contributions to the Plan for the year ended December 31, 1998. Matching contributions to the Plan for the year ended December 31, 1997 amounted to approximately $44,000.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Supplemental cash flow information for each of the years ended December 31, 1998 and 1997, were as follows:

                                           1998          1997
                                       ------------  ------------
Cash paid for:
     Interest........................  $  1,489,000  $    797,000
Non-cash investing and financing
  activities:
     Common stock issued in
      connection with acquisitions...     1,197,000     2,910,840
     Conversion of note payable and
      accrued interest -- Maxxim into
      common stock...................     4,331,041       --
     Common stock issued for
      employment agreement and/or
      noncompete agreement...........       --             53,125
     Compensation related to common
      stock options in legal
      settlement.....................       --            160,000

16.  DISCONTINUED OPERATIONS:

     On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000 in cash and the assumption of certain related liabilities. The results of the Homecare division have been reported separately as discontinued operations for each period presented. Revenues for the Homecare division were $3,492,874 and $6,672,036 for the 1998 period through August 11, 1998, and the year ended December 31, 1997, respectively. The Company recorded a loss on disposal of the Homecare division for the amount of net assets, including goodwill, exceeding the sales price at the date of sale.

17.  SEGMENT REPORTING:

     The Company has two continuing reportable segments: Henley Healthcare, Inc., in the United States (Henley, U.S.) and its wholly owned subsidiary Enraf-Nonius, which is based in The Netherlands. Both Henley, U.S., and Enraf-Nonius specialize in the development, manufacture and sale of medical products. The two entities are managed separately due to geographic considerations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Intersegment revenues are not significant. The only significant noncash items reported in the respective segments' profit or loss are depreciation and amortization.

     Enraf-Nonius was acquired in May 1998. There were no identifiable segments of the Company's continuing operations prior to the acquisition of Enraf-Nonius.

     The following table summarizes certain financial information for each of the Company's reportable segments for the year ended December 31, 1998:

                                        HENLEY, U.S.      ENRAF-NONIUS      CONSOLIDATED
                                        ------------      ------------      ------------
Revenues from unaffiliated
  customers..........................   $ 23,896,617      $ 18,035,000      $ 41,931,617
Depreciation and amortization........      1,622,825           759,000         2,381,825
Interest expense.....................      1,213,566           498,000         1,711,566
Interest income and other, net.......         (4,738)          --                 (4,738)
Profit (loss)........................     (4,813,363)          575,000        (4,238,363)
Identifiable assets..................     22,394,120        28,650,000        51,044,120
Capital expenditures.................      1,600,832           341,000         1,941,832
Identifiable long-lived assets.......     11,289,777        19,262,000        30,551,777

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  SUBSEQUENT EVENT (UNAUDITED):

     In April 1999, the Company sold 750 shares of its newly issued $1,000 per share Series C Convertible Preferred Stock resulting in $623,750 of net proceeds to the Company. The Series C Preferred Stock will be convertible into common stock at a range from $1.75 to $2.64 per share, provided that the Company achieves specified performance criteria. The proceeds will be used primarily to repay penalties and accrued dividends outstanding related to the Series A Preferred Stock.

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

     In connection with the audits of the two fiscal years ended December 31, 1996 and the subsequent interim periods through October 20, 1997, the Company had no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GGK, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required in response to this Item 9 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required in response to this Item 10 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     See "Index of Exhibits" below which lists the documents filed as exhibits herewith.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 1999.

                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)
                                          By: /s/ MICHAEL M. BARBOUR
                                                  MICHAEL M. BARBOUR,
                                             (PRESIDENT AND CHIEF EXECUTIVE
                                                       OFFICER)

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 15th day of April, 1999.

               SIGNATURE                                                 TITLE
-----------------------------------------------  ------------------------------------
         /s/ MICHAEL M. BARBOUR                  President, Chief Executive
             MICHAEL M. BARBOUR                  Officer and Director

           /s/ DAN D. SUDDUTH                    Executive Vice President, Chief
               DAN D. SUDDUTH                    Financial Officer, Chief Accounting
                                                 Officer, Secretary and Director

    ________________________________             Medical Director, Chairman of
           CHADWICK F. SMITH                     the Board and Director

    ________________________________             Director
          KENNETH W. DAVIDSON

      /s/ ERNEST J. HENLEY, PH.D.                Director
          ERNEST J. HENLEY, PH.D.

    /s/ PEDRO A. RUBIO, M.D., PH.D.              Director
        PEDRO A. RUBIO, M.D., PH.D.

                            HENLEY HEALTHCARE, INC.
                            EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               INDEX OF EXHIBITS

     Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing:

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Agreement for the Sale and Purchase of the Enraf-Nonius Companies, dated March 6, 1998, by and between the Company on behalf of Henley Healthcare B.V. and Delft Instruments
                          Nederland B.V., Delft Instruments International B.V., Beheermaatschappij Elektroptik B.V.,
                          Delft Instruments France S.A., B.V. Industriele Houdstermaatschappij Odelca, Enraf-Nonius
                          Technology B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and
                          N.V. Verenigde Instrumentenfabrieken Enraf-Nonius. (Incorporated herein by reference to
                          Exhibit 2.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

           2.2       --   Amendment to the Agreement Regarding the Sale and Purchase of the Enraf-Nonius Companies,
                          dated May 29, 1998, by and between Henley Healthcare B.V. and Delft Instruments Nederland
                          B.V., Delft Instruments International B.V., Beheermaatschappij Elektroptik B.V., Delft
                          Instruments France S.A., B.V. Industriele Houdstermaatschappij Odelca, Enraf-Nonius
                          Technology B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and
                          N.V. Verenigde Instrumentenfabrieken Enraf-Nonius. (Incorporated herein by reference to
                          Exhibit 2.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

           2.3       --   Asset Purchase Agreement by and between Rehabilicare Inc. ("Rehabilicare") and the
                          Company dated August 6, 1998. (Incorporated herein by reference to Exhibit 2.3 of the
                          Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on
                          August 14, 1998).

           3.1       --   Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Company's Quarterly
                          Report on Form 10-QSB for the quarter ended June 30, 1997 as filed on August 14, 1997.

           3.2       --   Amended and Restated By-Laws (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB
                          for the year ended December 31, 1997 as filed on March 31, 1998)

           3.3       --   Statement of Designation of Series A Preferred Stock (Exhibit 3.3 to the Company's Annual
                          Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

           3.5*      --   Amendment to Articles of Incorporation Amending the Rights and Preferences of the Series B
                          Preferred Stock.

           4.1*      --   Specimen Form of Common Stock Certificate.

           4.2*      --   Specimen Form of Preferred Stock Certificate.

           4.3       --   Specimen Form of Warrant Certificate. (Exhibit 4.2 to the Company's Annual Report on Form
                          10-KSB for the year ended December 31, 1995 (File No. 0-28566)).

           4.4       --   Form of Underwriter's Warrant. (Exhibit 4C to the Company's Registration Statement on Form
                          S-18 (No. 33-49972) dated July 22, 1992).

           4.5       --   Form of Subscription Agreement between the Company and the Series A Preferred Stock
                          Investors. (Incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly
                          Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           4.6       --   Form of Stock Purchase Warrant Issued to Series A Preferred Stock Investors. (Incorporated
                          herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for
                          the period ended March 31, 1998 as filed on May 15, 1998).

           4.7       --   Form of Registration Rights Agreement between the Company and the Series A Preferred Stock
                          Investors. (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on
                          Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998).

           4.8       --   Registration Rights Agreement dated as of July 1, 1998, by and among the Company, Zanett
                          Lombardier, Ltd. ("Lombardier") and The Zanett Securities Corporation ("Zanett").
                          (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form
                          8-K as filed on July 10, 1998).

           4.9       --   Form of Stock Purchase Warrant issued to Lombardier and Zanett dated July 1, 1998.
                          (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form
                          8-K as filed on July 10, 1998).

           4.10      --   Securities Purchase Agreement dated as of July 1, 1998, between the Company and
                          Lombardier. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current
                          Report on Form 8-K as filed on July 10, 1998).

           4.11      --   Registration Rights Agreement dated as of August 10, 1998, by and among the Company,
                          Lombardier, Goldman Sachs Performance Partners, L.P. ("Partners") and Goldman Sachs
                          Performance Partners (Offshore), L.P. ("Offshore") and Zanett. (Incorporated herein by reference to Exhibit 4.7 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998).

           4.12      --   Form of Stock Purchase Warrant issued to Lombardier, Partners, Offshore and Zanett dated
                          August 10, 1998. (Incorporated herein by reference to Exhibit 4.8 of the Company's
                          Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14,
                          1998).

           4.13      --   Securities Purchase Agreement dated as of August 10, 1998, between the Company,
                          Lombardier, Partners and Offshore. (Incorporated herein by reference to Exhibit 4.9 of the
                          Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on
                          August 14, 1998).

          10.1       --   1996 Amended and Restated Non-Employee Director Stock Option Plan. (Exhibit C to the
                          Company's Proxy Statement on Schedule 14A dated June 24, 1996 (File No. 0-28566)).

          10.2       --   1996 Incentive Stock Plan. (Exhibit B to the Company's Proxy Statement on Schedule 14A
                          dated June 24, 1996 (File No. 0-28566)).

          10.3       --   Employment Agreement with Michael Barbour dated November 22, 1996. (Exhibit 10.4 to the
                          Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                          0-28566)).

          10.4       --   Consulting Agreement with Chadwick F. Smith, MD dated November 22, 1996. (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                          0-28566)).

          10.5       --   Asset Purchase Agreement dated November 12, 1996 with MJH Medical Equipment and Michael J.
                          Houska. (Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended
                          December 31, 1996 (File No. 0-28566)).

          10.6       --   Employment Agreement with Michael J. Houska dated November 12, 1996. (Exhibit 10.7 to the
                          Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                          0-28566)).

          10.7       --   Plan and Agreement of Merger with Health Career Learning Systems, Inc. dated November 27,
                          1996. (Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended
                          December 31, 1996 (File No. 0-28566)).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.8       --   Stock Purchase Agreement with Paula L. Buhr dated January 24, 1996. (Exhibit 10.9 to the
                          Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                          0-28566)).

          10.9       --   Asset Purchase Agreement with Gatti Medical Supply dated January 24, 1996. (Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File
                          No. 0-28566)).

          10.10      --   Master Agreement and Manufacturing Agreement with CB Svendsen, a/s dated March 12, 1997.
                          (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December
                          31, 1996 (File No. 0-28566)).

          10.11      --   Asset Purchase Agreement with Cybex International, Inc. dated September 30, 1997 (Exhibit
                          10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

          10.12      --   Plan and Agreement of Merger with Garvey Company dated January 9, 1998 (Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

          10.13      --   Asset Purchase Agreement with AMC Acquisition Corp., Dan D. Sudduth, Britton D. Sudduth
                          and Roger W. Dartt dated February 12, 1998 (Exhibit 10.13 to the Company's Annual Report
                          on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

          10.14      --   Asset Purchase Agreement with August Schild d/b/a Summer Medical dated October 6, 1997
                          (Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December
                          31, 1997 as filed on March 31, 1998).

          10.15      --   Subordinated Loan Agreement dated as of May 29, 1998, by and between Delft Instruments
                          Nederland B.V., Henley Healthcare B.V., and the Company. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A as filed on August 14,
                          1998).

          10.16      --   Fourth Amendment to Amended and Restated Loan Agreement, dated effective May 29, 1998, by and between the Company and Comerica Bank-Texas. (Incorporated herein by reference to
                          Exhibit 10.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.17      --   Amendment to Subordination Agreement dated as of May 29, 1998 by and between Maxxim
                          Medical, Inc. ("Maxxim"), the Company and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A as filed on August
                          14, 1998).

          10.18      --   Joinder Agreement dated effective as of May 29, 1998, executed by Henley Healthcare, B.V.
                          (Incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form
                          8-K/A as filed on August 14, 1998).

          10.19      --   Second Modification to Convertible Subordinated Promissory Note, dated as of June 5, 1998, between the Company and Maxxim. (Incorporated herein by reference to Exhibit 10.5 of the
                          Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.20      --   Revolving Loan Agreement by and between the Company and the Bank of Artesia. (Incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.21      --   Facilities and Services Agreement by and between Rehabilicare and the Company dated August
                          6, 1998. (Incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly
                          Report on Form 10-QSB for the quarter ended on June 30, 1998 as filed on August 14, 1998).

          10.22      --   Letter Agreement dated February 20, 1998, between the Company and Maxxim relating to the conversion of the Note (Incorporated herein by reference to Exhibit 10.1 to the Company's
                          Quarterly Report for the period ended March 31, 1998 on Form 10-QSB filed on May 15,
                          1998).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.23      --   Letter Agreement dated March 13, 1998, between the Company and Maxxim relating to the conversion of the Note (Incorporated herein by reference to Exhibit 10.2 to the Company's
                          Quarterly Report for the period ending March 31, 1998 on Form 10-QSB filed on May 15,
                          1998.)

          16.1       --   Letter dated October 24, 1997, from GGK to the Commission regarding disclosure in the
                          Company's Form 8-K filed on that date (Exhibit 16.1 to the Company's Current Report on
                          Form 8-K dated October 24, 1997).

          21.1*      --   Subsidiaries of Registrant.

          23.1*      --   Consent of Arthur Andersen LLP

          27.1*      --   Financial Data Schedule.