Form 10KSB40/A
period 1998-12-31
HENLEY HEALTHCARE INC
filed 1999-04-30
CIK 890284

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-KSB/A-1


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x ]   No [  ]

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

      The aggregate market value of voting stock held by non-affiliates of the registrant on April 23, 1998, based upon the average bid and ask price as reported on the Nasdaq SmallCap Market, was $8,665,226. The number of shares of the issuer's common stock, $.01 par value, outstanding as of April 23, 1998 was 5,789,820.

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's common stock for calendar years 1998 and 1997 on The Nasdaq SmallCap Market:

      CALENDAR PERIOD                       HIGH      LOW
      ---------------                      ------    ------
      1998:
      First Quarter....................    $7.250    $4.625
      Second Quarter...................     7.000     5.125
      Third Quarter....................     5.875     2.562
      Fourth Quarter...................     4.875     2.000

      1997:
      First Quarter....................    $6.500    $4.125
      Second Quarter...................     7.750     4.375
      Third Quarter....................     7.500     4.937
      Fourth Quarter...................     9.000     5.187


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table provides information concerning each executive officer and director of the Company as of the date hereof:

NAME                       AGE     POSITION
----                       ---     --------
Michael M. Barbour          54     Director, Chief Executive Officer
Dan D. Sudduth              57     Executive Vice President, Chief Financial
                                   Officer, Director
Theron L. Morrow            44     Vice President - Sales and Marketing
Daniel M. Lavelle           48     Vice President - International Sales and
                                   Marketing
Tracy Matthews              37     Vice President - Operations, Controller
Ronnie V. Shields           36     Treasurer
Chadwick F. Smith, MD       65     Medical Director, Director, Chairman of Board
Pedro A. Rubio, M.D., Ph.D. 54     Director
Kenneth W. Davidson         51     Director
Ernest J. Henley, Ph.D.     72     Director

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

      Daniel M. Lavelle has 19 years of sales and marketing experience with emphasis on international distribution of physical therapy and pain management product lines. He received his education at Valley State College in Los Angeles and began his professional career as Vice President of Sales and Marketing for Tru-Trac Healthcare division of Maxxim Medical, Inc. (NYSE: MAM), from 1989 to 1996. After the Company's acquisition of the Henley Division of Maxxim Medical, Inc. in 1996, Lavelle joined the Company as Vice President of International Sales and Marketing.

      Tracy Matthews received his B.B.A. in accounting from Lamar University in 1984. He began his accounting career in the same year as a staff accounting manager and progressed to general accounting manager for Goodman Manufacturing, one of the world's largest makers of air conditioners. He was accounting manager for Thermal Supply from 1990 to 1991, when he started working for Southwest Medical Packaging, Inc., which was acquired by Maxxim Medical, Inc. in 1994. Prior to the Company's acquisition of Maxim Medical, Inc.'s Henley Division in April 1996, Matthews transferred to the Henley division as Controller, and he has remained in that position to date.

      Ronnie V. Shields has served as Treasurer of the Company since August 1998. Prior to joining the Company, Mr. Shields served as Vice President - Finance for Wilson Financial Group, a consolidation company in the deathcare industry, from June 1996 through July 1998. Mr. Shields began his career at Arthur Andersen LLP after graduating from Texas Southern University with a B.B.A. in accounting in May 1988. Mr. Shields worked at Arthur Andersen LLP through 1996 and achieved the level of experienced manager. Mr. Shields' experience centered primarily around growth-oriented, owner-managed companies during his tenure at Arthur Andersen LLP.

      Chadwick F. Smith, M.D., has been a Director of the Company since May 1991 and Chairman of the Board of Directors since June 1993. He has also served as a Consultant to the Company. See "Certain Relationships and Related Transactions." Dr. Smith is a Clinical Professor of Orthopedic Surgery at the University of Southern California School of Medicine, a position he has held since 1981. He has also been a member of the Medical Staff of Orthopedic Hospital, Los Angeles, California, since 1966. Dr. Smith graduated with a B.A. from Southern Methodist University in 1954, graduated from the University of Texas Medical School in 1958 and has been a Diplomate of the American Board of Orthopedic Surgery since 1968.

      Pedro A. Rubio, M.D., Ph.D., has been a Director of the Company since January 1996. He is currently a Clinical Associate Professor of Surgery at the University of Texas Health Science Center in Houston. He was Director of Education of the Laser Training Institute of Houston from November 1993 until January 1996. He served as World President of the International College of Surgeons in Chicago in 1995 and was Chairman of the Department of Surgery at the Columbia/HCA Medical Center Hospital in Houston from 1976 to 1994, when he became Chairman Emeritus. Dr. Rubio holds the degrees of Bachelor of Science, Master of Science in Surgical Technology, Doctor of Philosophy in Biomedical Technology and Doctor of Medicine and Surgery. Dr. Rubio is a Diplomate of the American Boards of Surgery, Laser Surgery, Abdominal Surgery, Forensic Medicine, Quality Assurance and Utilization Review, Forensic Examiners and Pain Management.

      Kenneth W. Davidson has been a Director of the Company since April 1996. He has also been President, Chief Executive Officer and Chairman of the Board of Directors of Maxxim Medical, Inc., since November 1986, and a Director since 1982. Prior to that time, Mr. Davidson was the Corporate Director of Business Development at Intermedics, Inc., which is principally a manufacturer of implantable devices such as pacemakers. Mr. Davidson is also a Director of Encore Orthopedics, Inc., a designer and manufacturer of implantable orthopedic devices.

      Ernest J. Henley, Ph.D., has been a Director of the Company since April 1996 and is also a consultant to the Company. He has been a Director of Maxxim since 1976. See "Certain Relationships and Related Transactions." Dr. Henley's principal employment for more than 15 years has been as a Professor of Chemical Engineering at the University of Houston.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires a company's directors and executive officers, and persons who own more than 10 percent of the equity securities of the Company to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on a review of the forms the Company has received or prepared, the Company believes that during the year ended December 31, 1998, all filing requirements applicable to the Company's directors, officers and greater than 10 percent shareholders were met.

ITEM 10.    EXECUTIVE COMPENSATION

      SUMMARY OF COMPENSATION. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1998, 1997 and 1996, to the Company's President and Chief Executive Officer, Michael M. Barbour, Chief Financial Officer, Dan D. Sudduth and Vice President-Sales and Marketing, Theron L. Morrow. During 1998, 1997 and 1996, no other executive officers received compensation which exceeded $100,000:

                                                                                       LONG-TERM COMPENSATION
                                                                  -------------------------------------------------------------
                                      ANNUAL COMPENSATION                    AWARDS                 PAYOUTS
                                --------------------------------  --------------------------------  -------  ------------------
                                                                                    SECURITIES
                                                    OTHER ANNUAL    RESTRICTED      UNDERLYING       LTIP           ALL
 NAME AND POSITION        YEAR   SALARY     BONUS   COMPENSATION   STOCK AWARDS  OPTIONS/ SARS (#)  PAYOUTS  OTHER COMPENSATION
------------------------  ----  --------  --------  ------------  -------------  -----------------  -------  ------------------
Michael M. Barbour        1998  $147,200    50,000      --              --            11,666          --            --
CEO                       1997  $160,000    40,000      --              --             3,333          --            --
                          1996  $171,657     --         --              --              --            --            --

Dan D. Sudduth (1)        1998  $138,000    30,000      --              --            11,666          --            --
CFO                       1997  $134,811     --         --              --             3,333          --            --
                          1996     --        --         --              --              --            --            --

Theron L. Morrow          1998   $87,016    15,000      --              --             1,667          --            --
VP-Sales and Marketing    1997   $60,000     --         --              --              --            --            --
                          1996   $55,000     --         --              --              --            --            --

(1) Mr. Sudduth was a consultant to the Company prior to February 1997 when he became an employee.

      OPTION/SAR GRANTS. The following table provides certain information with respect to common stock options granted during the fiscal year ended December 31, 1998 by the Company's Chief Executive Officer, Chief Financial
Officer and Vice President-Sales and Marketing:

                         NUMBER OF
                        SECURITIES     PERCENT OF
                        UNDERLYING    TOTAL OPTIONS     EXERCISE
    NAME AND            OPTION/SARS   /SARS GRANTED       PRICE       EXPIRATION
    POSITION              GRANTED     TO EMPLOYEES      ($/SHARE)        DATE
------------------      -----------   -------------   ------------    ----------
Michael M. Barbour
CEO                       25,000           29%        $6.125/share     7/16/08

Dan D. Sudduth
CFO                       25,000           29%        $6.125/share     7/16/08

Theron L. Morrow
VP-Sales and Marketing     5,000           6%          $3.00/share     12/30/08

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED OPTION VALUES. The following table provides certain information with respect to option exercises during the fiscal year ended December 31, 1998 by the Company's Chief Executive Officer, Chief Financial Officer and Vice President - Sales and
Marketing:

                                                    NUMBER OF                    VALUE OF
                                               SECURITIES UNDERLYING            UNEXERCISED
                                                   UNEXERCISED                  IN-THE-MONEY
                        SHARES                     OPTIONS/SARS                OPTIONS/SARS AT
                      ACQUIRED ON   VALUE      AT FISCAL YEAR END (#)      FISCAL YEAR END ($) (1)
   NAME                EXERCISE    REALIZED      DECEMBER 31, 1998                REALIZED
-------------------   -----------  --------  --------------------------  --------------------------
                                             EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                             -----------  -------------  -----------  -------------
Michael M. Barbour        --         --        240,000        20,000         --            --

Dan D. Sudduth            --         --        50,000         20,000         --            --

Theron L. Morrow          --         --         5,000         3,333          --            --

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the common stock on December 31, 1998 ($3.00 per share) and the exercise prices, which range between $3.00 and $7.88 per share. Options are in-the-money if the fair market value of the underlying common stock exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

      Effective January 15, 1996, the Board of Directors of the Company (the "BOD") adopted the following plans which were approved by the Company's shareholders in July 1996: (i) the 1996 Incentive Stock Plan under which the Company can issue up to 1.2 million shares of the Company's common stock to eligible officers, employees and consultants of the Company, and (ii) the 1996 Non-Employee Directors Stock Option Plan (the "Outside Director Plan") under which the Company can issue up 250,000 shares of common stock to its outside directors. On February 17, 1998, the Company filed a registration statement on Form S-8 covering all of the shares issuable under both plans with the Securities and Exchange Commission.

      In connection with their re-election to the BOD in July 1998, Drs. Rubio, Smith, and Henley and Mr. Davidson were each granted a stock option under the Outside Director Plan to purchase 10,000 shares of the Company's common stock at a price of $6.125 per share. Also, in connection with their membership in the BOD in 1998, each of Messrs. Sudduth and Barbour was granted an option under the 1996 Incentive Stock Plan to purchase 25,000 shares of the Company's common stock at a price of $6.125 per share. The options granted to Messrs. Barbour and Sudduth vest over a three-year period.

      The Outside Director Plan also provides that at the discretion of the BOD, the Company may pay a cash fee to non-employee directors from time to time for serving on and for attendance at meetings of the BOD or any committee thereof (as such fees are set by the BOD from time to time.) During the year ended December 31, 1998, the Company paid the non-employee directors $500 per person for attendance at each meeting of the BOD.

EMPLOYMENT CONTRACTS

      In November 1996, the Company entered into an agreement with Michael M. Barbour, effective as of May 1, 1996, employing him as its Chief Executive Officer at a base annual salary of $160,000. The agreement also provides for an annual bonus amount payable to Mr. Barbour based on specific formula as provided in the agreement. During 1998 Mr. Barbour accepted an 8% salary reduction as part of the Company's cost reduction initiative. The agreement terminated on December 31, 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the number and percentage of shares of common stock beneficially owned as of April 28, 1999, by any person (including any group of affiliated persons) known by the Company to own 5 percent or more of the outstanding shares of the Company's common stock, each named executive officer and director, and all executive officers and directors of the Company as a group. Unless otherwise indicated, the Company has been advised that all holders listed have the power to vote and dispose of the number of shares set forth as beneficially owned by them.

NAME AND ADDRESS                           AMOUNT AND NATURE OF       PERCENT
OF BENEFICIAL OWNER (1)                    BENEFICIAL OWNERSHIP(2)    OF CLASS
-----------------------                    -----------------------    --------

Maxxim Medical, Inc.................          2,525,000  (3)             34.6%
      10300 49th Street North
      Clearwater, FL 33762

Chadwick F. Smith, MD...............            540,666  (4)              9.0%
      1127 Wilshire Blvd.
      Los Angeles, California 90017

Michael M. Barbour..................            491,748  (5)              8.2%

Pedro A. Rubio, MD, Ph.D............            239,128  (6)              4.1%

Dan D. Sudduth......................            158,511  (7)              2.7%

Ernest J. Henley, Ph.D..............             55,000  (8)              0.9%

Kenneth W. Davidson.................             30,000  (8)              0.5%
      10300 49th Street North
      Clearwater, FL 33762

Ronnie V. Shields...................             17,333  (9)              0.3%

Tracy Matthews......................             15,867 (10)              0.3%

Daniel M. Lavelle...................             15,767 (11)              0.3%

Theron Morrow.......................             15,667 (12)              0.3%

All Executive Officers and Directors
as a Group (10 persons).............          1,579,687                  24.8%

(1) Unless otherwise specified, the address of each beneficial owner is c/o Henley Healthcare, Inc. 120 Industrial Boulevard, Sugar Land, Texas 77478.
(2) Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by the officers, directors and principal shareholders and reporting forms, if any, filed with the Securities and Exchange Commission on behalf of such persons. A person is deemed to beneficially own shares of common stock underlying options, warrants or other convertible securities if the stock can be acquired by such person within sixty days of the date hereof.
(3) In addition to holding 1,025,000 shares of common stock, Maxxim is the holder of the Maxxim Note, which is currently convertible into 1,500,000 shares of common stock (subject to adjustment). See "Certain Relationships and Related Transactions."
(4) Includes 245,000 shares issuable upon exercise of currently exercisable options.
(5) Includes 240,000 shares issuable upon exercise of currently exercisable options.
(6) Includes 88,333 shares issuable upon exercise of currently exercisable options.
(7) Includes 75,000 shares issuable upon exercise of currently exercisable options or warrants.
(8) The 55,000 and 30,000 shares listed for each of Dr. Henley and Mr. Davidson, respectively, consist entirely of warrants and/or options exercisable as of the date hereof.
(9) Includes 3,333 shares issuable upon exercise of currently exercisable options.
(10) Includes 1,667 shares issuable upon exercise of currently exercisable options.
(11) Includes 1,667 shares issuable upon exercise of currently exercisable options.
(12) Includes 1,667 shares issuable upon exercise of currently exercisable options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      In connection with the agreement entered into in April 1996 with Maxxim, the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). The Note is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2 percent per annum and increasing annually 2 percent per annum. The indebtedness under the Note is secured by a second lien in substantially all of the assets of the Company. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. The Company is currently in negotiations with Maxxim concerning this initial principal payment. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering. The Note is convertible into common stock at a conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection.

      Effective May 1996, the Company entered into a consulting agreement with Chadwick F. Smith, MD, one of its Directors. The agreement includes an annual compensation of $90,000 and terminated on December 31, 1998.

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

      In February 1998, the Company entered into an agreement with Maxxim whereby it acquired from Maxxim an office/warehouse building located in Sugar Land, Texas, for a purchase price of approximately $1.3 million. The purchase price was financed with a term note with a bank in the principal amount of $1,260,000 with a maturity date of February 12, 2013.

      On February 9, 1998, we purchased substantially all of the assets and assumed certain liabilities associated with AMC Acquisition Corp. for an estimated purchase price of approximately $450,000 plus related acquisition costs of approximately $30,000. The purchase price was paid by the issuance of 68,000 shares of common stock, with a market price of approximately $6.618 per share. Mr. Sudduth and his son, Britton D. Sudduth, were shareholders of AMC and each received 17,000 shares of common stock valued at $112,506.

      In addition to the compensation earned by the named executive officers, the following executive officers and managers earned compensation as listed below during 1998:

                                                                            TOTAL
     NAME                    POSITION                                    COMPENSATION
     ----                    --------                                    ------------
Daniel M. Lavelle     Vice President - International Sales and Marketing    $69,618
Tracy Matthews        Vice President - Operations, Controller               $73,517
Steve Barbour(1)      Sales Manager                                        $108,402

(1)   Mr. Barbour is the brother of Michael M. Barbour, Chief Executive Officer.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) and Section 12b-15 of the Exchange Act, the registrant caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 1999.

                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)


                                          By:  /s/ MICHAEL M. BARBOUR
                                                   MICHAEL M. BARBOUR,
                                         (President and Chief Executive Officer)