Form 10QSB
period 1999-03-31
HENLEY HEALTHCARE INC
filed 1999-05-17
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 (MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

As of May 10, 1999, the issuer had 5,789,820 shares of common stock outstanding.

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


                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                     ------
Consolidated Balance Sheets as of March 31, 1999 and
   December 31, 1998................................................    3

Consolidated Statements of Operations for the Three Months
   Ended March 31, 1999 and 1998....................................    4

Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1999 and 1998....................................    5

Notes to Consolidated Financial Statements..........................    6

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,      DECEMBER 31,
                                                                    1999            1998
                                                                ------------    -------------
                                                                        (unaudited)
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..................................   $    363,100    $    490,649
 Accounts receivable, net of allowance for doubtful
   accounts of $1,546,564 and $1,470,026, respectively ......     10,626,480      11,172,228
 Inventory ..................................................      7,675,572       8,494,276
 Prepaid expenses ...........................................        280,202         132,190
 Other current assets .......................................        180,000         203,000
                                                                ------------    ------------
 TOTAL CURRENT ASSETS .......................................     19,125,354      20,492,343

PROPERTY, PLANT AND EQUIPMENT, net ..........................      6,262,868       6,607,631
GOODWILL, net ...............................................      5,123,922       5,272,666
INTANGIBLE AND OTHER ASSETS, net ............................     17,005,398      18,671,480
                                                                ------------    ------------

 TOTAL ASSETS ...............................................   $ 47,517,542    $ 51,044,120
                                                                ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit .............................................   $  8,399,094    $  9,185,425
 Current maturities of long-term debt .......................      5,158,947       5,297,388
 Accounts payable ...........................................      7,698,928       8,248,460
 Accrued expenses and other current liabilities .............      5,414,512       6,370,655
                                                                ------------    ------------

 TOTAL CURRENT LIABILITIES ..................................     26,671,481      29,101,928

INTEREST PAYABLE ............................................        253,700         243,200
LONG-TERM DEBT, net of current maturities ...................      7,013,556       7,514,504
OTHER LONG-TERM LIABILITIES .................................      4,218,000       4,611,000
                                                                ------------    ------------

 TOTAL LIABILITIES ..........................................     38,156,737      41,470,632
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Series A Preferred stock - $.10 par value; 5,000 shares
   authorized; 1,570 and 2,500 shares issued and
   outstanding ..............................................      1,302,956       2,257,614
 Series B Preferred stock - $.10 par value; 8,000 shares
   authorized; 4,700 shares issued and outstanding ..........      4,080,332       4,080,332
 Common stock - $.01 par value; 20,000,000 shares authorized;
   6,068,820 and 5,712,205 shares issued; 5,789,820 and
   5,433,205 shares outstanding .............................         60,688          57,121
 Additional paid-in capital .................................     22,466,844      21,445,025
 Cumulative translation adjustment ..........................        (27,844)        441,156
 Accumulated Deficit ........................................    (18,295,992)    (18,481,581)
                                                                ------------    ------------
                                                                   9,586,984       9,799,667
 Treasury stock, at cost, 279,000 common shares .............       (226,179)       (226,179)
                                                                ------------    ------------

 TOTAL STOCKHOLDERS' EQUITY .................................      9,360,805       9,573,488
                                                                ------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 47,517,542    $ 51,044,120
                                                                ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                    Three Months Ended March 31,
                                                        1999            1998
                                                   ------------    -------------
NET SALES ......................................   $ 13,338,016    $  6,340,224
COST OF SALES ..................................      8,367,329       3,137,227
                                                   ------------    ------------
GROSS PROFIT ...................................      4,970,687       3,202,997
OPERATING EXPENSES:
   Selling, general and administrative .........      3,340,907       2,575,183
   Research and development ....................        264,399          47,578
   Depreciation and amortization ...............        662,937         308,075
                                                   ------------    ------------
INCOME FROM CONTINUING OPERATIONS ..............        702,444         272,161
INTEREST EXPENSE ...............................        467,628         378,795
OTHER (INCOME) EXPENSE, net ....................        (18,014)          5,665
                                                   ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS .......   $    252,830    ($   112,299)
DISCONTINUED OPERATIONS:
   Income from Operations of Homecare Division .              0         204,309
                                                   ------------    ------------
NET INCOME .....................................   $    252,830    $     92,010
                                                   ============    ============
Preferred Stock Dividends ......................        (67,241)        (68,000)
                                                   ------------    ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ....   $    185,589    $     24,010
                                                   ============    ============
NET INCOME PER COMMON SHARE - basic and diluted:
   Income (Loss) from Continuing Operations ....   $       0.03    ($      0.04)
   Income from Operations of Homecare Division .   $     --        $       0.05
                                                   ------------    ------------
NET INCOME PER COMMON SHARE - basic and diluted    $       0.03    $       0.01
                                                   ============    ============

SHARES USED IN COMPUTING NET INCOME PER
   COMMON SHARE - basic and diluted ............      5,534,825       3,913,896
                                                   ============    ============
COMPREHENSIVE INCOME (LOSS):
   Net Income ..................................   $    252,830    $     92,010
   Foreign Currency Translation Adjustment .....       (469,000)         --
                                                   ------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS) ..............   ($   216,170)   $     92,010
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            HENLEY HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                           1999           1998
                                                                       -----------    -----------
Cash flows from operating activities:
      Net Income ...................................................   $   252,830    $    92,010

      Adjustments to reconcile net income to net cash
      used in operating activities:
           Depreciation and amortization expense ...................       662,937        308,075
           Interest expense imputed on notes payable ...............        10,500         59,500
           Provision for doubtful accounts .........................        61,448        107,031

           Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable ..............       484,300       (739,899)
           (Increase) decrease in inventory ........................       818,704         (5,360)
           (Increase) decrease in prepaid expenses and other current      (125,012)        97,891
           Decrease in other assets ................................          --            2,118
           Decrease in accounts payable and accrued liabilities ....    (1,502,189)      (479,539)
                                                                       -----------    -----------
             Total adjustments .....................................       410,688       (650,183)
                                                                       -----------    -----------

           Net cash provided by (used in) operating activities .....       663,518       (558,173)

Cash flows from investing activities:
      Acquisitions, net of cash acquired ...........................          --            8,230
      Capital expenditures .........................................        (4,350)    (1,402,819)
                                                                       -----------    -----------
           Net cash used in investing activities ...................        (4,350)    (1,394,589)

Cash flows from financing activities:
      Net proceeds from issuance of preferred stock and warrants ...          --        1,800,000
      Net payments on lines of credit ..............................      (493,331)      (194,694)
      Proceeds from long-term debt .................................          --        1,260,000
      Principal payments of long-term debt and other liabilities ...      (196,389)      (107,432)
                                                                       -----------    -----------
           Net cash provided by (used in) financing activities .....      (689,720)     2,757,874

Effect of translation exchange rate changes on cash ................       (96,997)          --
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents ...............      (127,549)       805,112

Cash and cash equivalents at beginning of period ...................       490,649        123,620
                                                                       -----------    -----------

Cash and cash equivalents at end of period .........................   $   363,100    $   928,732
                                                                       ===========    ===========
Supplemental disclosures of cash flow information:
Cash paid during the quarter for interest ..........................   $   350,433    $   105,586



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, as reported in the Company's 1998 Form 10-KSB, have been omitted.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1998, the Company incurred a net loss of $5.8 million and had a working capital deficit at March 31, 1999, of $7.5 million. As of March 31, 1999, and through May 10, 1999, the Company was in default of certain financial and other covenants under its bank line of credit which expires May 31, 1999. The Company also has yet to make an approximate $1.5 million loan payment due May 1, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet its obligations as they become due. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



2.   FINANCINGS:

In April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166.667 shares of common stock, for a purchase price of $1,000 per unit, resulting in $623,750 of net proceeds to the Company. The Series C Preferred Stock bears no dividends and is convertible into common stock at a range from $1.75 to $2.64 per share, provided that the Company achieves specified performance criteria. The proceeds were used primarily to repay penalties and accrued dividends outstanding related to the Series A Preferred Stock. Pursuant to the issuance of the Series C Preferred Stock, the Company amended its agreement with the holders of the Series B Preferred Stock to reduce the conversion price and to reduce the exercise price of warrants sold in connection with the Series B Preferred Stock. Specifically, the conversion price ceiling was lowered from approximately $5.81 to $4.00 per share. Additionally, the exercise price on the warrants held by the Series B Preferred shareholders was reduced from $6.00 per share to $2.64.


3.   NET INCOME PER COMMON SHARE:


Basic earnings per common share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic and diluted earnings per common share are the same for each of the periods presented. The Company has other securities, including convertible debt and convertible preferred stock, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

4. SEGMENT REPORTING:

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

Enraf-Nonius was acquired in May 1998. There were no identifiable segments of the Company's continuing operations prior to the acquisition of Enraf-Nonius. The following table summarizes certain financial information for each of the Company's reportable segments for the three months ended March 31, 1999:

                                               HENLEY, U.S.     ENRAF-NONIUS     CONSOLIDATED
                                               ------------     ------------     ------------
Revenues from unaffiliated customers.......     $6,123,016       $7,215,000       $13,338,016
Net Income.................................        134,830          118,000           252,830


5. STOCKHOLERS' EQUITY:

   In January 1999, the Company issued 8,000 shares of common stock to settle a lawsuit against the Company.

6. PRO FORMA FINANCIAL INFORMATION

   Assuming that the Enraf-Nonius acquisition closed on January 1, 1998, sales, net loss and net loss per common share would have approximated $13,622,474, ($1,239,549) and ($0.32), respectively, for the three months ended March 31, 1998.

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

Prior to April 30, 1996, the Company was primarily engaged in the development and application for marketing clearance of the MicroLight 830(TM). Beginning with the acquisition of the Henley Division in April 1996, the Company has pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry. Since that time, the Company has grown significantly as a result of additional acquisitions. All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and product lines.

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

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industries, seasonal trends in sales, capital expenditures, new acquisitions and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1998 filed with the SEC on Form 10-KSB.

RESULTS OF OPERATIONS

Since the acquisition of Enraf-Nonius in May 1998, the Company has operated Enraf-Nonius as a distinct separate unit, apart from the Company's operations in the United States. Accordingly, the following discussion of results of operations is presented separately for Henley Healthcare, Inc. -- U.S. and Enraf-Nonius. Additionally the results of operations exclude all amounts related to the Homecare division which was sold during August 1998 and has been reflected as discontinued operations in the comparative financial statements for the three months ended March 31, 1998.

CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

HENLEY HEALTHCARE, INC. -- US

During the quarter ended March 31,1999 the Company recorded net sales of approximately $6,123,000 reflecting a decrease of approximately $217,000 or 3.4 percent from the amount reported for quarter ended March 31, 1998. The decrease was due to the Company's change in focus from more of a direct sales effort to a dealer network sales effort. Sales to dealers are made at a discount to full retail but require less commissions and selling expenses. As a result, gross sales and gross profit as a percentage of sales are reduced. This reduction in gross profit is offset by a decrease in commissions and selling expenses. The Company completed its move towards a dealer network sales effort during the second quarter of 1998.

The Company's gross profit for the quarter ended March 31, 1999 was approximately $2,343,000 compared to approximately $3,203,000 for quarter ended March 31, 1998. Gross margin as a percentage of sales in 1999 decreased to 38.3 percent from 50.5 percent in 1998. As discussed above, the decrease in gross profit and gross profit percentage are a result of the change in the Company's sales and marketing strategy from direct sales to dealer network sales.

Sales, general and administrative expenses decreased by approximately $1,038,000, from approximately $2,575,000 in 1998 to approximately $1,537,000 in 1999, a decrease of approximately 40.3 percent. Sales, general and administrative costs decreased as a percentage of revenues from approximately
40.6 percent for 1998 to approximately 25.1 percent for 1999. This decrease was due primarily to a reduction of commissions and selling expenses in connection with the Company's move from a direct sales effort to more of a dealer network. Sales, general and administrative expenses also decreased as a result of certain cost reduction initiatives the Company undertook beginning in June 1998 in order to improve profitability. These reductions included an 8% pay reduction for all employees, a reduction in staff levels, an increase in employee contribution into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

Research and development expense remained relatively constant between the periods, decreasing $10,000 from $48,000 for the quarter ended March 31, 1998 to $38,000 for the quarter ended March 31, 1999.

Depreciation and amortization expense remained relatively constant between the periods, increasing $10,000 from $308,000 for the quarter ended March 31, 1998 to $318,000 for the quarter ended March 31, 1999.

Interest expense for the quarter ended March 31, 1999 amounted to approximately $333,000 compared to approximately $379,000 in 1998. The decrease in interest expense was primarily due to the conversion of $4,000,000 from debt to equity in February and March 1998.

As a result of the foregoing, the Company reported net income from continuing operations of approximately $135,000 for the three months ended March 31, 1999 compared to a net loss of approximately $113,000 for the same period in 1998.

ENRAF-NONIUS

Historically, Enraf-Nonius has experienced operating losses due to operating expenses exceeding the related revenue base. The Company's management has identified certain areas in which it believes it can reduce Enraf-Nonius' historical level of operating costs while also creating a synergistic effect of combining Enraf-Nonius' distribution network with the Company's existing product lines to increase revenue and gross profit. Specifically, management has implemented programs to: (1) reduce excessive research and development, marketing and consulting costs from which Enraf-Nonius had not been generating an adequate return; (2) reallocate certain technical expertise included in Enraf-Nonius' workforce to enhance the continued development of certain of Henley's core product; and (3) dispose of certain operations of Enraf-Nonius that have historically incurred operating losses. The results of the Company's initiatives with respect to improving profitability at Enraf-Nonius have been evidenced in Enraf-Nonius' operating results since acquisition. During the 10 month period from acquisition through March 31, 1999, Enraf-Nonius generated revenues of $25,250,000 which contributed gross profit of $9,339,000 or 37.0 percent and net income of $673,000 or 2.7 percent. Operating expenses for the 10 month period ended March 31, 1999, were approximately $8,013,000 or 31.7 percent as compared to 59.4 percent and 58.2 percent for the six months ended June 30, 1998, and the year ended December 31, 1997, respectively.

Since Enraf-Nonius was acquired May 29, 1998, no comparable financial data for the three months ended March 31, 1998 is available. During the three months ended March 31, 1999, Enraf-Nonius recorded net sales of $7,215,000 and earned gross profit of $2,628,000 or 36.4% of net sales. Sales, general and administrative costs were $1,775,000 or 24.6% of net sales. Research and development costs were $884,000 and depreciation and amortization totaled $345,000. Net income for the three months ended March 31, 1999 was $118,000 or 1.6% of net sales.

Management believes that the successful implementation of cost reductions and the potential synergies to be gained by combining Henley's product manufacturing capabilities with Enraf-Nonius' international distribution system will enable Enraf-Nonius to continue to generate positive cash flow to sustain its operations and to service the related acquisition debt.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) proceeds from the sale of the Series C Preferred Stock in April 1999, (iii) funds held at March 31, 1999, and (iv) the amounts, if any, available under the Amended Loan Agreement with Comerica Bank -- Texas ("Comerica") and the revolving credit facility entered into in connection with the Enraf-Nonius acquisition. At March 31, 1999, the Company had cash and cash equivalents in the amount of $363,100 as compared to $491,000 at December 31, 1998. At March 31, 1999, the Company had no material capital expenditure commitments.

The Company's Amended Loan Agreement with Comerica Bank provides for (i) a one-year revolving loan ("Line of Credit"), which permits borrowings up to $6,000,000 through May 31, 1999, and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000
("Term Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the three term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus three percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of March 31, 1999, the Company had no availability under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $6,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory.

The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At December 31, 1998 and March 31, 1999, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the revolving loan or the related term notes as of May 14, 1999, such debt has been classified as a current liability in the accompanying balance sheet as of March 31, 1999. Additionally, the Company has yet to make a scheduled loan payment of approximately $1,500,000 due on May 1, 1999 under one of its debt agreements. As a result, as of March 31, 1999, the Company had a working capital deficit of $7,546,000 and a current ratio of 0.72 to 1 as compared to a working capital deficit of $8,610,000 and a current ratio of 0.70 to 1 at December 31, 1998. The Company is seeking to replace its current bank financing with a different source and expects to have a new credit facility in place within the next few months.

In connection with the acquisition of Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a Netherlands bank (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $2,400,000 at March 31,1999, and is subject to interest, payable monthly, at the rate of AIBOR plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets and renews annually. At March 31, 1999, approximately $361,000 was available under this revolving credit facility.

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

Between March and April 1998, the Company sold an aggregate of 2,500 shares of Preferred Stock at $1,000 per share in private offerings, resulting in net cash proceeds of approximately $2.3 million. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of (i) 75 percent of the average closing bid price for the Company's common stock as reported on The Nasdaq SmallCap Market for the 5 trading days prior to conversion, or (ii) $7.125 for the 1,825 shares sold in March and $6.375 for the 675 shares sold in April. For so long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130 percent of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4 percent, payable quarterly on each subsequent March 31st, June 30th, September 30th and December 31st, in cash or shares of common stock at the Company's option. In connection with the agreement, the Company also issued to the investors 5-year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at exercise prices ranging from $6.375 to $9.619. Proceeds from the issuance were used to reduce the outstanding balance under the Company's Line of Credit with Comerica. The Company has filed a registration statement covering the resale of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and exercise of the warrants sold to the investors.

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

Additionally, in April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166.667 shares of common stock, for a purchase price of $1,000 per unit, resulting in $623,750 of net proceeds to the Company. The Series C Preferred Stock bears no dividends and is convertible into common stock at a range from $1.75 to $2.64 per share, provided that the Company achieves specified performance criteria. The proceeds were used primarily to repay penalties and accrued dividends outstanding related to the Series A Preferred Stock. Pursuant to the issuance of the Series C Preferred Stock, the Company amended its agreement with the holders of the Series B Preferred Stock to reduce the conversion price and to reduce the exercise price of warrants sold in connection with the Series B Preferred Stock. Specifically, the conversion price ceiling was lowered from approximately $5.81 to $4.00 per share. Additionally, the conversion price on the warrants held by the Series B Preferred shareholders was reduced from $6.00 per share to $2.64.

The Company's $6,000,000 Line of Credit under the Amended Loan Agreement with Comerica is currently set to expire on May 31, 1999. In addition, a loan payment of $1,500,000 to Maxxim was due on May 1, 1999 under the Note. As a result, the Company is seeking to replace its current credit facility with a different source of funding and expects to have a new credit facility in place within the next few months. However, there can be no assurance that the Company will be able to obtain a sufficient replacement credit facility on terms favorable to the Company or at all. If the Company is unable to extend the term of its Line of Credit and reschedule the loan payment due under the Note, the Company will be in default under both agreements. In this event, there would be substantial doubt as to the Company's ability to continue as a going concern.

If the Company is successful in obtaining a sufficient replacement credit facility and rescheduling the loan payment to Maxxim, management believes that
(i) the anticipated positive cash flows from operations in 1999, (ii) proceeds from the Series C Preferred Stock offering, and (iii) funds available under the new credit facility and the Enraf-Nonius Credit Facility will be sufficient to eliminate the working capital deficit that existed at March 31, 1999 and to satisfy the Company's capital requirements for its existing operations for the immediate future. However, the Company will need to obtain additional capital to finance its acquisition strategy. If the Company's operating cash flows are inadequate or if the Company is unable to raise sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

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

The Company has undertaken various initiatives intended to ensure that it is prepared for the Y2K issue. The Company is in the process of assessing its state of readiness. Presently, the Company is reviewing its scientific equipment, computer systems and related software to identify and determine the Y2K readiness of the Company's systems. This review is being performed by internal teams from various disciplines within the Company. These teams are currently evaluating the Company's Y2K issues, and, if necessary, developing remediation plans. As a part of this review, the Company will determine the known risks related to the consequences of a failure to correct any Y2K deficiencies. The Company has initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect the Company's operations.

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

The Enraf-Nonius computer system has been reviewed with regard to the Y2K issue. The findings of this review resulted in a plan of action and financial systems are presently being updated by in-house staff. Total cost in this regard is expected to be between $10,000 and $15,000.

The embedded software in the Enraf-Nonius products has also been reviewed and the Company believes that the products currently being sold or serviced will not be affected by the Y2K issue.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the three months ended March 31, 1999, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D promulgated thereunder:

On January 22, 1999, the Company issued 8,000 shares of common stock to settle a lawsuit against the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-QSB:

           EXHIBIT
             NO.               DESCRIPTION
          --------            -------------

            *3.1     --   Statement of Designation of Rights and Preferences
                          of the Series C Convertible Preferred Stock of the
                          Company.

            *3.2     --   Articles of Amendment to the Company's Articles of
                          Incorporation amending the Statement of Designation of Rights and Preferences of the Series B Convertible
                          Preferred Stock.

            *4.1     --   Registration Rights Agreement dated as of April 12,
                          1999, by and among the Company, Zanett Lombardier, Ltd. and Zanett Securities Corporation.

            *4.2     --   Form of Series C Warrant.

            *4.3     --   Amendment and Exchange Agreement dated as of April
                          12, 1999, between the Company, Zanett Lombardier,
                          Ltd., Goldman Sachs Performance Partners, L.P., Golman
                          Sachs Performance Partners (Offshore), L.P. and Zanett
                          Securities Corporation.

            *4.4     --   Form of Replacement Series B Warrant.

           *10.1     --   Securities Purchase Agreement dated as of April 12,
                          1999, between the Company and Zanett Lombardier, Ltd.

           *10.2     --   Placement Agency Agreement dated as of April 12,
                          1999 between the Company and Zanett Securities
                          Corporation.

            27.1     --   Financial Data Schedule for the three months ended
                          March 31, 1999.

-----------
* Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 20, 1999.

     (B)  REPORTS ON FORM 8-K

     During the three months ended March 31, 1999, the Company filed the following Current Reports on Form 8-K:

       (1) January 28,1999 - Amendment to Form 8-K filed on June 15, 1998; and
       (2) January 28, 1999 - Form 8-K.

     In addition, the Company filed a Current Report on Form 8-K on April 20, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HENLEY HEALTHCARE, INC.
                                              (Registrant)

Date: May __ , 1999                      By: /s/ DAN D. SUDDUTH
                                                 Dan D. Sudduth
                                                 Executive Vice President,
                                           Chief Financial Officer and Secretary
                                             (on behalf of the Company and as
                                                 Chief Accounting Officer)