Form 10QSB
period 1999-06-30
HENLEY HEALTHCARE INC
filed 1999-08-16
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    (MARK ONE)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

       [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


              FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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

                                  713-276-7000
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 13, 1999, the issuer had 5,823,726 shares of common stock outstanding.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                     ------
Consolidated Balance Sheets as of June 30, 1999 and
   December 31, 1998................................................    3

Consolidated Statements of Operations and Comprehensive Income
   (Loss) for the Six Months Ended June 30, 1999 and 1998...........    4

Consolidated Statements of Operations and Comprehensive Income
   (Loss) for the Three Months Ended June 30, 1999 and 1998.........    5

Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 1999 and 1998.....................................    6

Notes to Consolidated Financial Statements..........................    7

                   HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,         DECEMBER 31,
                                                                                 1999               1998
                                                                              ------------      ------------
                                                                              (UNAUDITED)
                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ...........................................     $    490,444      $    490,649
    Accounts receivable, net of allowance for doubtful
       accounts of $1,039,755 and $1,470,026, respectively ..............       10,384,507        11,172,228
    Inventory ...........................................................        7,670,126         8,494,276
    Prepaid expenses ....................................................          552,983           132,190
    Other current assets ................................................          152,000           203,000
                                                                              ------------      ------------
    TOTAL CURRENT ASSETS ................................................       19,250,060        20,492,343

PROPERTY, PLANT AND EQUIPMENT, net ......................................        5,886,729         6,607,631
GOODWILL, net ...........................................................        4,896,679         5,272,666
INTANGIBLE AND OTHER ASSETS, net ........................................       16,024,320        18,671,480
                                                                              ------------      ------------
    TOTAL ASSETS ........................................................     $ 46,057,788      $ 51,044,120
                                                                              ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit ......................................................     $  8,442,146      $  9,185,425
    Current maturities of long-term debt ................................        6,422,507         5,297,388
    Accounts payable ....................................................        7,285,203         8,248,460
    Accrued expenses and other current liabilities ......................        4,646,367         6,370,655
                                                                              ------------      ------------

    TOTAL CURRENT LIABILITIES ...........................................       26,796,223        29,101,928

INTEREST PAYABLE ........................................................          264,200           243,200
LONG-TERM DEBT, net of current maturities ...............................        5,334,555         7,514,504
OTHER LONG-TERM LIABILITIES .............................................        3,816,000         4,611,000
                                                                              ------------      ------------

    TOTAL LIABILITIES ...................................................       36,210,978        41,470,632
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series A Preferred stock - $.10 par value; 5,000 shares
      authorized; 1,570 and 2,500 shares issued and outstanding .........        1,302,956         2,257,614
    Series B Preferred stock - $.10 par value; 8,000 shares
      authorized; 4,700 shares issued and outstanding ...................        4,080,332         4,080,332
    Series C Preferred stock - $.10 par value; 750 shares
      authorized, issued and outstanding ................................          452,473              --
    Common stock - $.01 par value; 20,000,000 shares authorized;
      6,102,726 and 5,712,205 issued; 5,823,726 and 5,433,205 outstanding           61,027            57,121
    Additional paid-in capital ..........................................       22,685,879        21,445,025
    Cumulative translation adjustment ...................................         (294,889)          441,156
    Accumulated deficit .................................................      (18,214,789)      (18,481,581)
    Treasury stock, at cost, 279,000 common shares ......................         (226,179)         (226,179)
                                                                              ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY ..........................................        9,846,810         9,573,488
                                                                              ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................     $ 46,057,788      $ 51,044,120
                                                                              ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                     1999              1998
                                                                ------------      ------------
NET SALES .................................................     $ 25,147,907      $ 15,488,719
COST OF SALES .............................................       15,612,776         9,488,117
                                                                ------------      ------------
GROSS PROFIT ..............................................        9,535,131         6,000,602

OPERATING EXPENSES:
   Selling, general and administrative ....................        7,092,196         5,798,488
   Research and development ...............................          423,031           223,766
   Depreciation and amortization ..........................        1,336,979           867,655
                                                                ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..................          682,925          (889,307)

INTEREST EXPENSE ..........................................          920,254           765,771
GAIN ON INVOLUNTARY CONVERSION AND OTHER, net .............         (777,219)          (19,972)
                                                                ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS, before taxes ....          539,890        (1,635,106)
PROVISION FOR INCOME TAXES ................................           96,000              --
                                                                ------------      ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ..............          443,890        (1,635,106)

DISCONTINUED OPERATIONS:
   Loss from Operations of Homecare Division ..............             --            (301,978)
   Extraordinary Item-Loss on Disposal of Homecare Division             --            (952,052)
                                                                ------------      ------------
NET INCOME (LOSS) .........................................     $    443,890      ($ 2,889,136)
                                                                ============      ============
Preferred Stock Dividends .................................         (591,270)         (672,917)
                                                                ------------      ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ........     $   (147,380)     ($ 3,562,053)
                                                                ============      ============

==============================================================================================

NET INCOME (LOSS) PER COMMON SHARE INFORMATION:
BASIC
   Income (loss) from Continuing Operations ...............     ($      0.03)     ($      0.50)
   Loss from Operations of Homecare Division ..............             --               (0.06)
   Loss from Disposal of Homecare Division ................             --               (0.21)
                                                                ------------      ------------
   Net Income (loss) per Common Share - basic ............     ($       0.03)     ($      0.77)
                                                                ============      ============
   Shares used in computing basic earnings per share ......        5,672,109         4,652,609
                                                                ============      ============

==============================================================================================

COMPREHENSIVE INCOME (LOSS):
   Net income (loss) ......................................     $    443,890      ($ 2,889,136)
   Foreign currency translation adjustment ................         (736,045)             --
                                                                ------------      ------------
   Total Comprehensive Loss ...............................     ($   292,155)     ($ 2,889,136)
                                                                ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                      1999              1998
                                                                  ------------      ------------
NET SALES ...................................................     $ 11,809,891      $  9,064,935
COST OF SALES ...............................................        7,245,447         5,740,745
                                                                  ------------      ------------
GROSS PROFIT ................................................        4,564,444         3,324,190

OPERATING EXPENSES:
  Selling, general and administrative .......................        3,751,289         3,979,406
  Research and development ..................................          158,632           176,188
  Depreciation and amortization .............................          674,042           559,580
                                                                  ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....................          (19,519)       (1,390,984)

INTEREST EXPENSE ............................................          452,626           432,876
GAIN ON INVOLUNTARY CONVERSION AND OTHER, net ...............         (759,205)           48,492
                                                                  ------------      ------------
INCOME FROM CONTINUING OPERATIONS, before taxes .............          287,060        (1,872,352)
PROVISION FOR INCOME TAXES ..................................           96,000              --
                                                                  ------------      ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ................          191,060        (1,872,352)

DISCONTINUED OPERATIONS:
  Loss from Operations of Homecare Division .................             --            (156,742)
  Extraordinary Item -  Loss on Disposal of Homecare Division             --            (952,052)
                                                                  ------------      ------------
NET INCOME (LOSS) ...........................................     $    191,060      ($ 2,981,146)
                                                                  ============      ============
Preferred Stock Dividends ...................................         (524,029)         (621,141)
                                                                  ------------      ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ..........     $   (332,969)     ($ 3,602,287)
                                                                  ============      ============

================================================================================================

NET INCOME (LOSS) PER COMMON SHARE INFORMATION:
BASIC
  Income (loss) from Continuing Operations ..................    ($       0.06)     ($      0.46)
  Loss from Operations of Homecare Division .................             --               (0.03)
  Loss from Disposal of Homecare Division ...................             --               (0.18)
                                                                  ------------      ------------
  Net Income (loss) per Common Share - basic ...............     ($       0.06)     ($      0.67)
                                                                  ============      ============
  Shares used in computing basic earnings per share .........        5,805,081         5,383,205
                                                                  ============      ============

================================================================================================

COMPREHENSIVE INCOME (LOSS):
  Net income (loss) .........................................     $    191,060      ($ 2,981,146)
  Foreign currency translation adjustment ...................         (267,045)             --
                                                                  ------------      ------------
  Total Comprehensive Loss ..................................     ($    75,985)     ($ 2,981,146)
                                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                     1999            1998
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss) ...................................................     $   443,890      ($2,889,136)

       Adjustments to reconcile net income to net cash
       used in operating activities:
            Depreciation and amortization expense ..........................       1,336,979          867,655
            Interest expense imputed on notes payable ......................          21,000           79,332
            Provision for doubtful accounts ................................         128,988          590,846
            Issuance of common stock for services ..........................          32,500             --
            Gain on involuntary conversion .................................        (729,518)            --
            Loss on sale of Homecare division ..............................            --            952,052

            Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable .....................         908,733       (1,940,059)
            Decrease in inventory ..........................................         533,062          760,142
            (Increase) decrease in prepaid expenses and other current assets        (369,793)         155,956
            Decrease in other assets .......................................          66,000            7,842
            Decrease in accounts payable and accrued liabilities ...........      (2,608,399)        (219,649)
                                                                                 -----------      -----------
               Total adjustments ...........................................        (680,448)       1,254,117
                                                                                 -----------      -----------
            Net cash used in operating activities ..........................        (236,558)      (1,635,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired ..................................            --            548,524
       Capital expenditures ................................................         (14,806)      (1,682,102)
                                                                                 -----------      -----------
            Net cash used in investing activities ..........................         (14,806)      (1,133,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of preferred stock and warrants ..........         623,750        2,249,875
       Payments of dividends on preferred stock ............................        (424,637)            --
       Proceeds from involuntary conversion, net of expenses ...............         904,735             --
       Net proceeds from (payments on) lines of credit .....................        (296,279)         698,955
       Proceeds from long-term debt ........................................            --          1,260,000
       Principal payments of long-term debt and other liabilities ..........        (572,830)        (236,874)
                                                                                 -----------      -----------
            Net cash provided by financing activities ......................         234,739        3,971,956

EFFECT OF TRANSLATION EXCHANGE RATE CHANGES ON CASH ........................          16,420             --
                                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................            (205)       1,203,359

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................         490,649          123,620
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................     $   490,444      $ 1,326,979
                                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest ............................     $   868,254      $   701,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses prior to 1999 and had a working capital deficit at June 30, 1999, of $7.5 million. As of June 30, 1999, and through August 13, 1999, the Company was in technical default of certain financial and other covenants under its bank line of credit which expires August 15, 1999. The Company also has yet to make an approximate $1.5 million loan payment to Maxxim Medical which was due May 1, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet its obligations as they become due. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2.   FINANCINGS:

In April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166.667 shares of common stock. The units were sold for a purchase price of $1,000 per unit, resulting in $623,750 of net proceeds to the Company. The Company allocated $136,875 of the proceeds received to the value of the warrants based on the estimated fair value of the warrants at issue date. The Series C Preferred Stock bears no dividends and is convertible into common stock at a per share price equal to the lesser of (i) $2.875 or (ii) the product of 0.87 and the average of the closing bid prices for the Company's common stock for any three consecutive trading days during the twenty day period immediately prior to the conversion date. Initial terms of the Series C Preferred Stock contained a conversion floor price that could be removed if the Company did not attain certain financial milestones. On June 30, 1999 it was determined that the Company did not achieve one of said milestones. As a result of the guaranteed discount created by the removal of the conversion floor price, the Company will incur a deemed dividend in the future for the conversion of the Series C Preferred Stock. This aggregate discount amount of $184,864 has been treated as a deemed dividend to the holders of the Series C Preferred Stock. The proceeds were used primarily to repay penalties and accrued dividends outstanding related to the Series A Preferred Stock. Pursuant to the issuance of the Series C Preferred Stock, the Company amended its agreement with the holders of the Series B Preferred Stock to reduce the conversion price and to reduce the exercise price of warrants sold in connection with the Series B Preferred Stock. Specifically, the conversion price ceiling was lowered from approximately $5.81 to $4.00 per share. Additionally, the exercise price on the warrants held by the Series B Preferred shareholders was reduced from $5.90 per share to $2.64. This reduction of the exercise price on the warrants held by the Series B shareholders represents a deemed dividend for the incremental value of the warrants with the new exercise price versus the previous exercise price. Accordingly, the deemed dividend is reflected as a reduction of income available to common shareholders on the accompanying statements of operations for the three and six months ended June 30, 1999. The deemed divident of $229,308 was computed based on values calculated by a Black-Scholes option pricing model.


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

Enraf-Nonius was acquired in May 1998. There were no identifiable segments of the Company's continuing operations prior to the acquisition of Enraf-Nonius. The following table summarizes certain financial information for each of the Company's reportable segments for the six months ended June 30, 1999:


                                              HENLEY, U.S.      ENRAF-NONIUS       CONSOLIDATED
                                            ---------------   ---------------    ----------------
Revenues from unaffiliated customers..        $10,920,907       $14,227,000        $25,147,907
Net Income............................            156,890           287,000            443,890

5. STOCKHOLDERS' EQUITY:

During the three months ended June 30, 1999, the Company issued approximately 33,000 shares of common stock pursuant to earn-out agreements, payments of debt and conversion of preferred stock. None of these transactions involved additional proceeds to the Company.


6. PRO FORMA FINANCIAL INFORMATION:

Assuming that the Enraf-Nonius acquisition closed on January 1, 1998, sales, net loss from continuing operations and net loss from continuing operations per common share would have approximated $27,001,219, ($4,126,606) and ($1.03), respectively, for the six months ended June 30, 1998.

7.  INVOLUNTARY CONVERSION:

During the first week in April 1999 the Company had a fire at its Sugar Land manufacturing facility. The fire was contained within the area where the Company manufactures its Fluidotherapy machines. However, smoke from the fire permeated the entire building which houses the Company's executive offices as well as the warehouse that included the Fluidotherapy manufacturing area. The entire inventory of Fluidotherapy machines and parts on hand were lost to the fire and the Company was unable to produce Fluidotherapy machines for approximately 10 weeks. Additionally, certain fixed assets and other inventory were damaged by smoke from the fire which negatively impacted the Company's ability to manufacture products and service its customers from its Sugar Land facility. All of the damage caused by the fire, including business interruption, is fully covered by insurance. Any assets damaged in the fire have been written off to expense and charged against insurance proceeds received. The Company has filed all necessary claims and has received approximately $1.2 million in proceeds through June 30, 1999, from the insurance carrier with respect to claims for the building and its contents. The Company is currently negotiating with the insurer to determine the total amount of the claim to be paid for business interruption. The Company has accrued approximately $400,000 of additional proceeds in the accompanying financial statements based on assessments by management and its independent consultant.

8. INCOME TAXES:

The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. At the May 1998 acquisition date Enraf-Nonius had net operating loss carryforwards available to offset future income. However, due to Enraf-Nonius' history of incurring operating losses a valuation allowance was established, at acquisition, to fully offset the available net operating loss carryforwards. The provision for income taxes does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved, the provision for income taxes has been reflected as a reduction of goodwill associated with the acquisition of Enraf-Nonius.

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

During the first week in April 1999, the Company had a fire at its Sugar Land manufacturing facility. The fire was contained within the area where the Company manufactures its Fluidotherapy machines. However, smoke from the fire permeated the entire building which houses the Company's executive offices as well as the warehouse that included the Fluidotherapy manufacturing area. The entire inventory of Fluidotherapy machines and parts on hand were lost to the fire and the Company was unable to produce Fluidotherapy machines for approximately 10 weeks. Additionally, certain fixed assets and other inventory were damaged by smoke from the fire which negatively impacted the Company's ability to manufacture products and service its customers from its Sugar Land facility. All of the damage caused by the fire, including business interruption, is fully covered by insurance. Any assets damaged in the fire have been written off to expense and charged against insurance proceeds received. The Company has filed all necessary claims and has received approximately $1.2 million in proceeds from the insurance carrier with respect to claims for the building and its contents. The Company is currently negotiating with the insurer to determine the total amount of the claim to be paid for business interruption. The Company has accrued approximately $400,000 of such proceeds in the accompanying financial statements based on assessments by management and its independent consultant.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1998 filed with the SEC on Form 10-KSB.

RESULTS OF OPERATIONS

Since the acquisition of Enraf-Nonius in May 1998, the Company has operated Enraf-Nonius as a distinct separate unit, apart from the Company's operations in the United States. Accordingly, the following discussion of results of operations is presented separately for Henley Healthcare, Inc. -- U.S. and Enraf-Nonius. Additionally the results of operations exclude all amounts related to the Homecare division which was sold during August 1998 and has been reflected as discontinued operations in the comparative financial statements for the three and six months ended June 30, 1998.

CONTINUING OPERATIONS

HENLEY HEALTHCARE, INC. -- US

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

During the six months ended June 30, 1999 the segment recorded net sales of approximately $10,921,000 reflecting a decrease of approximately $1,516,000 or 12.2% from the amount reported for the six months ended June 30, 1998. The decrease was due primarily to the fire in April 1999 and the segment 's change in its marketing strategy from one emphasizing direct sales to one emphasizing dealer network sales. Sales to dealers are made at a discount to full retail but require less commissions and selling expenses. As a result, gross sales and gross profit as a percentage of sales are reduced. This reduction in gross profit is offset by a decrease in commissions and selling expenses. The segment completed its move towards a dealer network sales effort during the second quarter of 1998. Additionally, the segment has lost some sales as a result of consolidating its Garvey and Med-Quip facilities into its existing Akron warehouse location. However, the loss of revenues has been somewhat mitigated by a significant reduction in operating costs related to the closing of the facilities.

The segment's gross profit for the six months ended June 30, 1999 was approximately $4,394,000 compared to approximately $4,745,000 for the six months ended June 30, 1998. Gross profit as a percentage of sales in 1999 increased to
40.2 percent from 38.2 percent in 1998. The decrease in gross profit dollars is a result of the fire in April 1999 and the change in the segment 's sales and marketing strategy from direct sales to dealer network sales. The increase in gross profit percentage is related to significant adjustments and non-recurring expenses recorded during the six months ended June 30, 1998. These adjustments included an $800,000 write-down of Cybex inventory to its net realizable value and approximately $1.1 million of integration costs related to relocating Cybex manufacturing to the Company's facility in Belton, Texas.

Selling, general and administrative expenses decreased by approximately $1,491,000, from approximately $5,132,000 in 1998 to approximately $3,641,000 in 1999, a decrease of approximately 29.1%. Selling, general and administrative costs decreased as a percentage of revenues from approximately 41.3% for 1998 to approximately 33.3% for 1999. This decrease was due primarily to: a reduction of commissions and selling expenses in connection with the segment's change in marketing strategy from one emphasizing direct sales to one emphasizing dealer network sales; removal of infrastructure related to the closure of the Garvey and Med-Quip facilities; and consolidation of the human resources and payroll functions during 1999. Selling, general and administrative expenses also decreased as a result of certain cost reduction initiatives the segment undertook beginning in June 1998 in order to improve profitability. These reductions included an 8% pay reduction for all employees, a reduction in staff levels, an increase in employee contributions into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

Research and development expense remained relatively constant between the periods.

Depreciation and amortization expense decreased $76,000 from $727,000 for the six months ended June 30, 1998 to $651,000 for the six months ended June 30, 1999 primarily as a result of certain non-competition agreements becoming fully amortized.

Interest expense for the six months ended June 30, 1999 amounted to approximately $657,000 compared to approximately $698,000 in 1998. The decrease in interest expense was primarily due to the conversion of $4,000,000 from debt to equity in February and March 1998 offset by a three percent increase on the interest rate charged on the segment's bank debt.

Other income increased $764,000 from $56,000 for the six months ended June 30, 1998 to $820,000 for the six months ended June 30, 1999 primarily as a result of the recording of $729,000 of other income (net of related expenses) pursuant to insurance claims related to the fire in April 1999.

As a result of the foregoing, the segment reported net income from continuing operations of approximately $157,000 for the six months ended June 30, 1999 compared to a net loss of approximately $1,872,000 for the same period in 1998.

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

During the quarter ended June 30, 1999 the segment recorded net sales of approximately $4,798,000 reflecting a decrease of approximately $1,299,000 or 27.1% from the amount reported for the quarter ended June 30, 1998. The decrease was due primarily to the fire in April 1999 and, to a lesser extent, the segment's change in marketing strategy from one emphasizing direct sales to one emphasizing dealer network sales, as previously discussed. Additionally, the segment has lost some sales as a result of consolidating its Garvey and Med-Quip facilities into its existing Akron warehouse location, as previously discussed. However, the loss of revenues has been somewhat offset by a significant reduction in operating costs related to the closing of the facilities.

The segment's gross profit for the quarter ended June 30, 1999 was approximately $2,052,000 compared to approximately $1,542,000 for quarter ended June 30, 1998. Gross profit as a percentage of sales in 1999 increased to 42.8% from 25.3% in 1998. The increase in gross profit percentage is related to significant adjustments and non-recurring expenses recorded during the quarter ended June 30, 1998. These adjustments included an $800,000 write-down of Cybex inventory to its net realizable value and approximately $0.55 million of integration costs related to relocating Cybex manufacturing to the Company's facility in Belton, Texas. The overall growth in gross profit and gross profit percentage was offset somewhat by the fire in April 1999 and, to a lesser extent, the change in the segment's sales and marketing strategy from direct sales to dealer network sales.

Selling, general and administrative expenses decreased by approximately $453,000, from approximately $2,557,000 in 1998 to approximately $2,104,000 in 1999, a decrease of approximately 21.5%. This decrease was due primarily to (i) a reduction of commissions and selling expenses in connection with the change in the segment's marketing strategy from one emphasizing direct sales to one emphasizing dealer network sales and (ii) removal of infrastructure related to the closure of Garvey and Med-Quip facilities. Selling, general and administrative expenses also decreased as a result of certain cost reduction initiatives the segment undertook beginning in June 1998 in order to improve profitability. These reductions included an 8% pay reduction for all employees, a reduction in staff levels, an increase in employee contribution into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts. Selling, general and administrative costs increased as a percentage of revenues from approximately 41.9% for 1998 to approximately 43.9% for 1999. This increase as a percentage of sales is due primarily to lowered sales as a result of the fire in April 1999.

Research and development expense remained relatively constant between the periods.

Depreciation and amortization expense decreased $86,000 from $419,000 for the quarter ended June 30, 1998 to $333,000 for the quarter ended June 30, 1999 primarily as a result of certain non-competition agreements becoming fully amortized.

Interest expense for the quarter ended June 30, 1999 amounted to approximately $325,000 compared to approximately $319,000 in 1998. The increase in interest expense was primarily due to a three percent increase in the interest rate on the segment 's bank debt which was somewhat offset by a lower outstanding debt balance during the 1999 period.

Other income increased $740,000 from $62,000 for the quarter ended June 30, 1998 to $802,000 for the quarter ended June 30, 1999 primarily as a result of the recording of $729,000 of other income (net of related expenses) pursuant to insurance claims related to the fire in April 1999.

As a result of the foregoing, the segment reported net income from continuing operations of approximately $22,000 for the three months ended June 30, 1999 compared to a net loss of approximately $1,759,000 for the same period in 1998.

ENRAF-NONIUS

Prior to acquisition by the Company, Enraf-Nonius was part of a larger entity and did not prepare stand alone financial statements on a monthly basis. Enraf-Nonius did provide financial statements for the six month period ended June 30, 1998 for inclusion in the Company's registration statement filed in August 1998. Information for the three month period ended June 30, 1998 would be impractical to acquire. Accordingly, the following analysis compares the six months ended June 30, 1999 to the pro forma results for the six months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 VS. PRO FORMA SIX MONTHS ENDED JUNE 30, 1998

Net sales during the six months ended June 30, 1999 were $14,227,000, down $338,000 or 2.3% from $14,565,000 for the six months ended June 30, 1998. The decrease in sales is due primarily to the Company divesting of certain operations in Belgium and Germany subsequent to the acquisition of Enraf-Nonius in May 1998.

Operating costs, including direct costs and selling, general and administrative costs, decreased by $3,304,000 or 20.5% from approximately $16,156,000 for the six months ended June 30, 1998 to $12,852,000 for the six months ended June 30, 1999. Similarly, operating costs decreased from 110.9% to 90.4% as a percentage of net sales from 1998 to 1999. This significant decrease in operating costs was related to the Company's management executing its cost reduction plans with respect to Enraf-Nonius. Specifically, the Company: (1) reduced excessive research and development, marketing and consulting costs from which Enraf-Nonius had not been generating an adequate return; (2) reallocated certain technical expertise included in Enraf-Nonius' workforce to enhance the continued development of certain of Henley, U.S.'s core products; (3) disposed of certain operations of Enraf-Nonius which had historically incurred operating losses; and
(4) received approximately $250,000 in research and development subsidies from the Dutch government.

The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. At the May 1998 acquisition date Enraf-Nonius had net operating loss carryforwards available to offset future income. However, due to Enraf-Nonius' history of incurring operating losses carryforwards. The provision for income taxes does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved, the provision for income taxes has been reflected as a reduction of goodwill associated with the acquisition of Enraf-Nonius.

Management believes that the continued successful implementation of cost reductions and the potential synergies to be gained by combining Henley, U.S.'s product manufacturing capabilities with Enraf-Nonius' international distribution system will enable Enraf-Nonius to continue to generate positive cash flow to sustain its operations and to service the related acquisition debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) funds held at June 30, 1999, and (iii) the amounts, if any, available under the Amended Loan Agreement with Comerica Bank -- Texas ("Comerica") and the revolving credit facility entered into in connection with the Enraf-Nonius acquisition. At June 30, 1999, the Company had cash and cash equivalents in the amount of $490,000 as compared to $491,000 at December 31, 1998. At June 30, 1999, the Company had no material capital expenditure commitments.

The Company's Amended Loan Agreement with Comerica Bank provides for (i) a revolving loan ("Line of Credit"), which permits borrowings up to $6,000,000 expiring on August 15, 1999, and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000 ("Term
Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the three term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus three percent per annum. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of June 30, 1999, the Company had no availability under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $6,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At December 31, 1998, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the revolving loan for the related term notes as of August 13, 1999, such debt has been classified as a current liability in the accompanying balance sheet as of June 30, 1999.

Additionally, the Company has yet to make a scheduled loan payment of approximately $1,500,000 due on May 1, 1999 under one of its debt agreements with Maxxim Medical, Inc. As a result, at June 30, 1999, the Company had a working capital deficit of $7,546,000 and a current ratio of 0.72 to 1 as compared to a working capital deficit of $8,610,000 and a current ratio of 0.70 to 1 at December 31, 1998. The Company is seeking to replace its current bank financing with a different source and expects to have a new credit facility in place within the next few months.

In connection with an agreement entered into in April 1996 with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). Among other terms, the Note is subordinated to the Line of Credit and Term Notes with Comerica, and is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. The Company is currently in negotiations with Maxxim concerning this initial principal payment. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering.

In connection with the acquisition of Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a Netherlands bank (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $2,443,000 at June 30,1999, and is subject to interest, payable monthly, at the rate of AIBOR plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets and renews annually. At June 30, 1999, approximately $384,000 was available under this revolving credit facility.

In April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166.667 shares of common stock. The units were sold for a purchase price of $1,000 per unit, resulting in $623,750 of net proceeds to the Company. The Company allocated $136,875 of the proceeds received to the value of the warrants based on the estimated fair value of the warrants at issue date. The Series C Preferred Stock bears no dividends and is convertible into common stock at a per share price equal to the lesser of (i) $2.875 or (ii) the product of 0.87 and the average of the closing bid prices for the Company's common stock for any three consecutive trading days during the twenty day period immediately prior to the conversion date. Initial terms of the Series C Preferred Stock contained a conversion floor price that could be removed if the Company did not attain certain financial milestones. On June 30, 1999 it was determined that the Company did not achieve one of said milestones. As a result of the guaranteed discount created by the removal of the conversion floor price, the Company will incur a deemed dividend in the future for the conversion of the Series C Preferred Stock. This aggregate discount amount of $184,864 has been treated as a deemed dividend to the holders of the Series C Preferred Stock. The proceeds were used primarily to repay penalties and outstanding accrued dividends related to the Series A Preferred Stock. Pursuant to the issuance of the Series C Preferred Stock, the Company amended its agreement with the holders of the Series B Preferred Stock to reduce the conversion price and to reduce the exercise price of warrants sold in connection with the Series B Preferred Stock. Specifically, the conversion price ceiling was lowered from approximately $5.81 to $4.00 per share. Additionally, the conversion price on the warrants held by the Series B Preferred shareholders was reduced from $5.90 per share to $2.64. This reduction of the exercise price on the warrants held by the Series B shareholders represents a deemed dividend for the incremental value of the warrants with the new exercise price versus the previous exercise price. Accordingly, the deemed dividend is reflected as a reduction of income available to common shareholders on the accompanying statements of operations for the three and six months ended June 30, 1999. The deemed dividend of $229,308 was computed based on values calculated by a Black-Scholes option pricing model.

The Company is seeking to replace its current credit facility with a different source of funding and expects to have a new credit facility in place within the next few months. In addition, the Company is attempting to reschedule the loan payment due under the

Note to Maxxim. However, there can be no assurance that the Company will be able to obtain a sufficient replacement credit facility or reschedule the loan payment due under the Note on terms favorable to the Company or at all. If the Company is unable to extend the term of its Line of Credit and reschedule the loan payment due under the Note, the Company will be in default under both agreements. In this event, there would be substantial doubt as to the Company's ability to continue as a going concern.

If the Company is successful in obtaining a sufficient replacement credit facility and rescheduling the loan payment to Maxxim, management believes that
(i) its current resources (ii) the anticipated positive cash flows from operations for the remainder of 1999, and (iii) funds available under the expected new credit facility and the Enraf-Nonius Credit Facility will be sufficient to eliminate the working capital deficit that existed at June 30, 1999 and to satisfy the Company's capital requirements for its existing operations for the immediate future. However, the Company will need to obtain additional capital to finance its acquisition strategy. If the Company's operating cash flows are inadequate or if the Company is unable to attract sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

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

The embedded software in the Enraf-Nonius products has also been reviewed and the Company believes that the products currently being sold or still being serviced will not be affected by the Y2K issue.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the three months ended June 30, 1999, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D promulgated thereunder:

(1) During the three months ended June 30, 1999 the Company issued approximately 33,000 shares of common stock pursuant to earn-out agreements, payments of debt and conversion of preferred stock. None of these transactions involved additional proceeds to the Company.

(2) On April 12, 1999, the Company sold to Zannett Lombardier, Ltd. in a private placement 750 Series C units as described in Note 2 to the consolidated financial statements in Part I of this Quarterly Report. Zannett Securities Corporation served as placement agent for the placement of the Series C units and received a commission of 9.5% and warrants to acquire 62,500 shares of the Company's common stock with the same terms as the Series C warrants sold to Zannett Lombardier, Ltd.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-QSB:

           EXHIBIT
             NO.               DESCRIPTION
           -------            -------------

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

            *4.4       -- Form of Replacement Series B Warrant.

           *10.1       -- Securities Purchase Agreement dated
                            as of April 12, 1999, between the
                            Company and Zanett Lombardier, Ltd.

           *10.2       -- Placement Agency Agreement dated as of
                            April 12, 1999 between the Company and

                            Zanett Securities Corporation.

            10.3       -- Contract between the Ministry of Health of the
                            Republic of Indonesia and Enraf-Nonius B.V.
                            Project Division (ENP) for the development of medical rehabilitation services in Indonesia.

            27.1       -- Financial Data Schedule for the six
                            months ended June 30, 1999.

-----------
* Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 20, 1999.

     (B)  REPORTS ON FORM 8-K

(1) Current Report on Form 8-K dated April 20, 1999 relating to the private placement of 750 Series C units.

(2) Current Report on Form 8-K dated July 14, 1999 relating to the selection of Enraf-Nonius, B.V. by the Indonesian government as a contractor to provide $30 million in medical equipment and services to Indonesia.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HENLEY HEALTHCARE, INC.
                                          (Registrant)

Date: August 16, 1999                     By: /s/ DAN D. SUDDUTH
                                                  Dan D. Sudduth
                                              Executive Vice President,
                                      Chief Financial Officer and Secretary
                                          (on behalf of the Company and as
                                               Chief Accounting Officer)