Form 10QSB
period 1999-09-30
HENLEY HEALTHCARE INC
filed 1999-11-15
CIK 890284

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                  713-276-7000
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 12, 1999, the issuer had 5,865,876 shares of common stock outstanding.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Consolidated Balance Sheets as of  September 30, 1999 and
     December 31, 1998 ...................................................................    3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months
     Ended September 30, 1999 and 1998 ...................................................    4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months
     Ended September 30, 1999 and 1998 ...................................................    5

Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1999 and 1998 ...................................................    6

Notes to Consolidated Financial Statements ...............................................    7

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  1999             1998
                                                                              ------------     ------------
                        ASSETS                                                 (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents ...........................................    $    333,342     $    490,649
     Accounts receivable, net of allowance for doubtful
        accounts of $1,127,507 and $1,470,026, respectively ..............       9,592,277       11,172,228
     Inventory ...........................................................       7,899,531        8,494,276
     Prepaid expenses ....................................................         374,031          132,190
     Other current assets ................................................         119,000          203,000
                                                                              ------------     ------------
     TOTAL CURRENT ASSETS ................................................      18,318,181       20,492,343

PROPERTY, PLANT AND EQUIPMENT, net .......................................       6,293,631        6,607,631
GOODWILL, net ............................................................       4,325,436        5,272,666
INTANGIBLE AND OTHER ASSETS, net .........................................      16,168,240       18,671,480
                                                                              ------------     ------------
     TOTAL ASSETS ........................................................    $ 45,105,488     $ 51,044,120
                                                                              ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit ......................................................    $  7,953,014     $  9,185,425
     Current maturities of long-term debt ................................       6,558,066        5,297,388
     Accounts payable ....................................................       5,623,225        8,248,460
     Accrued expenses and other current liabilities ......................       5,918,766        6,370,655
                                                                              ------------     ------------
     TOTAL CURRENT LIABILITIES ...........................................      26,053,071       29,101,928

INTEREST PAYABLE .........................................................         235,975          243,200
LONG-TERM DEBT, net of current maturities ................................       5,800,615        7,514,504
OTHER LONG-TERM LIABILITIES ..............................................       3,920,000        4,611,000
                                                                              ------------     ------------
     TOTAL LIABILITIES ...................................................      36,009,661       41,470,632

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Series A Preferred stock - $.10 par value; 5,000 shares
       authorized; 1,570 and 2,500 shares issued and outstanding .........       1,302,956        2,257,614
     Series B Preferred stock - $.10 par value; 8,000 shares
       authorized; 4,700 shares issued and outstanding ...................       4,309,640        4,080,332
     Series C Preferred stock - $.10 par value; 2,250 shares
       authorized; 750 shares issued and outstanding .....................         630,281             --
     Common stock - $.01 par value; 20,000,000 shares authorized;
       6,144,876 and 5,712,205 issued; 5,865,876 and 5,433,205 outstanding          61,449           57,121
     Additional paid-in capital ..........................................      22,765,469       21,445,025
     Cumulative translation adjustment ...................................        (109,687)         441,156
     Accumulated deficit .................................................     (19,638,102)     (18,481,581)
     Treasury stock, at cost, 279,000 common shares ......................        (226,179)        (226,179)
                                                                              ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY ..........................................       9,095,827        9,573,488
                                                                              ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................    $ 45,105,488     $ 51,044,120
                                                                              ============     ============

                           The accompanying notes are
          an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1999             1998
                                                                        -----------      -----------
NET SALES .........................................................    $ 41,766,215     $ 28,854,155
COST OF SALES .....................................................      27,652,267       17,447,991
                                                                        -----------      -----------
GROSS PROFIT ......................................................      14,113,948       11,406,164

OPERATING EXPENSES:
     Selling, general and administrative ..........................      10,730,809        9,756,990
     Research and development .....................................         639,571          593,960
     Depreciation and amortization ................................       1,997,234        1,572,941
                                                                        -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........................         746,334         (517,727)
INTEREST EXPENSE ..................................................       1,412,751        1,264,931
GAIN ON INVOLUNTARY CONVERSION AND OTHER, net .....................        (794,695)         (20,715)
                                                                        -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS, before taxes ............         128,278       (1,761,943)
PROVISION FOR INCOME TAXES ........................................         578,000             --
                                                                        -----------      -----------
NET LOSS FROM CONTINUING OPERATIONS ...............................        (449,722)      (1,761,943)

DISCONTINUED OPERATIONS:
     Loss from Operations of Homecare Division ....................            --           (352,401)
    Loss on Disposal of Homecare Division .........................            --           (978,419)
                                                                        -----------      -----------
NET LOSS ..........................................................    ($   449,722)    ($ 3,092,763)
                                                                        ===========      ===========
Preferred Stock Dividends .........................................        (706,799)      (1,152,730)
                                                                        -----------      -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS .........................    ($ 1,156,521)    ($ 4,245,493)
                                                                        ===========      ===========

NET LOSS PER COMMON SHARE INFORMATION:
BASIC AND DILUTIVE
     Loss from Continuing Operations ..............................    ($      0.20)    ($      0.60)
     Loss from Operations of Homecare Division ....................            --              (0.07)
     Loss on Disposal of Homecare Division ........................            --              (0.20)
                                                                        -----------      -----------
     Net Loss per Common Share - basic and dilutive ...............    ($      0.20)    ($      0.87)
                                                                        ===========      ===========
     Shares used in computing basic and dilutive earnings per share       5,726,563        4,898,817
                                                                        ===========      ===========

COMPREHENSIVE LOSS:
     Net loss .....................................................    ($   449,722)    ($ 3,092,763)
     Foreign currency translation gain (loss) .....................        (550,843)         374,356
                                                                        -----------      -----------
     Total Comprehensive Loss .....................................    ($ 1,000,565)    ($ 2,718,407)
                                                                        ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                           1999             1998
                                                                        -----------     ------------

NET SALES .........................................................    $ 16,618,308     $ 13,365,436
COST OF SALES .....................................................      12,039,491        7,959,874
                                                                        -----------     ------------
GROSS PROFIT ......................................................       4,578,817        5,405,562

OPERATING EXPENSES:
     Selling, general and administrative ..........................       3,638,613        3,958,502
     Research and development .....................................         216,540          370,194
     Depreciation and amortization ................................         660,255          705,286
                                                                        -----------     ------------
INCOME FROM CONTINUING OPERATIONS .................................          63,409          371,580

INTEREST EXPENSE ..................................................         492,497          499,160
GAIN ON INVOLUNTARY CONVERSION AND OTHER, net .....................         (17,476)            (743)
                                                                        -----------     ------------
LOSS FROM CONTINUING OPERATIONS, before taxes .....................        (411,612)        (126,837)
PROVISION FOR INCOME TAXES ........................................         482,000             --
                                                                        -----------     ------------
NET LOSS FROM CONTINUING OPERATIONS ...............................        (893,612)        (126,837)

DISCONTINUED OPERATIONS:
     Loss from Operations of Homecare Division ....................            --            (50,423)
    Loss on Disposal of Homecare Division .........................            --            (26,367)
                                                                        -----------     ------------
NET LOSS ..........................................................    ($   893,612)    ($   203,627)
                                                                        ===========     ============

Preferred Stock Dividends .........................................        (115,357)        (907,884)
                                                                        -----------     ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS .........................    ($ 1,008,969)    ($ 1,111,511)
                                                                        ===========     ============


NET LOSS PER COMMON SHARE INFORMATION:
BASIC AND DILUTIVE
     Loss from Continuing Operations ..............................    ($      0.17)    ($      0.19)
     Loss from Operations of Homecare Division ....................            --              (0.01)
     Loss on Disposal of Homecare Division ........................            --              (0.01)
                                                                        -----------     ------------
     Net Loss per Common Share - basic and dilutive ...............    ($      0.17)    ($      0.21)
                                                                        ===========     ============
     Shares used in computing basic and dilutive earnings per share       5,833,695        5,383,205
                                                                        ===========     ============


COMPREHENSIVE INCOME (LOSS):
     Net loss .....................................................    ($   893,612)    ($   203,627)
     Foreign currency translation gain ............................         185,202          374,356
                                                                        -----------     ------------
     Total Comprehensive Income (Loss) ............................    ($   708,410)    $    170,729
                                                                        ===========     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            1999             1998
                                                                                         -----------     -----------
Cash flows from operating activities:
       Net Loss .....................................................................    ($  449,722)    ($3,092,763)

       Adjustments to reconcile net loss to net cash
       used in operating activities:
            Depreciation and amortization expense ...................................      1,997,234       1,572,941
            Interest expense imputed on notes payable ...............................         (7,225)           --
            Provision for doubtful accounts .........................................        308,747         842,529
            Issuance of common stock for services ...................................         32,500            --
            Gain on involuntary conversion ..........................................       (797,965)           --
            Loss on sale of Homecare division .......................................           --           978,419

            Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable ...........................      1,521,204        (244,942)
               Decrease in inventory ................................................        300,866         530,474
               Increase in prepaid expenses and other current assets ................       (157,841)       (158,069)
               (Increase) decrease in other assets ..................................        547,000         (39,253)
               Decrease in accounts payable and accrued liabilities .................     (2,967,844)     (1,443,842)
                                                                                         -----------     -----------
                 Total adjustments ..................................................        776,676       2,038,257
                                                                                         -----------     -----------
                      Net cash provided by (used in) operating activities ...........        326,954      (1,054,506)

Cash flows from investing activities:
       Acquisitions, net of cash acquired ...........................................           --          (672,539)
       Proceeds from disposal of Homecare ...........................................           --         3,650,000
       Capital expenditures .........................................................       (105,639)     (1,685,478)
                                                                                         -----------     -----------
              Net cash provided by (used in) investing activities ...................       (105,639)      1,291,983

Cash flows from financing activities:
       Net proceeds from issuance of preferred stock and warrants ...................        623,750       6,545,311
       Proceeds from issuance of common stock .......................................         50,000            --
       Payments of dividends on preferred stock .....................................       (471,629)        (53,071)
       Proceeds from involuntary conversion, net of expenses ........................        975,973            --
       Net payments on lines of credit ..............................................       (891,411)     (6,747,720)
       Proceeds from long-term debt .................................................           --         1,260,000
       Principal payments of long-term debt and other liabilities ...................       (671,211)       (366,315)
                                                                                         -----------     -----------
              Net cash provided by (used in) financing activities ...................       (384,528)        638,205

Effect of translation exchange rate changes on cash .................................          5,906            --
                                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents ................................       (157,307)        875,682

Cash and cash equivalents at beginning of period ....................................        490,649         123,620
                                                                                         -----------     -----------
Cash and cash equivalents at end of period ..........................................    $   333,342     $   999,302
                                                                                         ===========     ===========
Supplemental disclosures of cash flow information:
               Cash paid during the period for interest .............................    $ 1,275,751     $ 1,264,931
               Non-cash provision for income taxes resulting in reduction of goodwill    $   578,000            --


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant losses prior to 1999 and had a working capital deficit at September 30, 1999, of $7.7 million. As of September 30, 1999, and through November 12, 1999, the Company was in technical default of certain financial and other covenants under its bank line of credit which matured October 31, 1999. The Company also has yet to make an approximate $1.5 million loan payment to Maxxim Medical which was due May 1, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet its obligations as they become due. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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


3. SEGMENT REPORTING:

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

Enraf-Nonius was acquired in May 1998. There were no identifiable segments of the Company's continuing operations prior to the acquisition of Enraf-Nonius. To more accurately report the profitability of each segment, management has allocated certain corporate costs that had previously been carried by Henley, U.S. to Enraf-Nonius for the quarter ended September 30, 1999. The costs allocated include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding intercompany payable from Enraf-Nonius to Henley, U.S. All other costs are allocated based on either actual amounts incurred by Henley, U.S. that are directly attributable to Enraf-Nonius or one-half of those centrally incurred costs that benefit both segments. All prior period amounts, for all periods presented herein, have been restated to reflect the allocations described above applied on a consistent basis. The following table summarizes certain financial information for each of the Company's reportable segments for the nine and three months ended September 30, 1999 and 1998:

                                         Nine Months Ended September 30, 1999        Three Months Ended September 30, 1999
                                       HENLEY, U.S.   ENRAF-NONIUS  CONSOLIDATED   HENLEY, U.S.   ENRAF-NONIUS   CONSOLIDATED
                                       ------------   ------------  ------------   ------------   ------------   ------------
Revenues from unaffiliated customers   $ 15,210,215   $ 26,556,000  $ 41,766,215   $  4,289,308   $ 12,329,000   $ 16,618,308
Gross Profit ........................  $  5,963,948   $  8,150,000  $ 14,113,948   $  1,569,817   $  3,009,000   $  4,578,817
Net Income (loss) before income taxes  ($   312,722)  $    441,000  $    128,278   ($   741,612)  $    330,000   ($   411,612)
Net income (loss) ...................  ($   312,722)  ($   137,000) ($   449,722)  ($   741,612)  ($   152,000)  ($   893,612)


                                         Nine Months Ended September 30, 1998        Three Months Ended September 30, 1998
                                       HENLEY, U.S.   ENRAF-NONIUS  CONSOLIDATED   HENLEY, U.S.   ENRAF-NONIUS   CONSOLIDATED
                                       ------------   ------------  ------------   ------------   ------------   ------------
Revenues from unaffiliated customers   $ 19,130,155   $  9,724,000  $ 28,854,155   $  6,693,436   $  6,672,000   $ 13,365,436
Gross Profit ........................  $  7,604,164   $  3,802,000  $ 11,406,164   $  2,859,562   $  2,546,000   $  5,405,562
Net Income (loss) before income taxes  ($ 1,832,943)  $     71,000  ($ 1,761,943)  ($     5,837)  ($   121,000)  ($   126,837)
Net income (loss) ...................  ($ 1,832,943)  $     71,000  ($ 1,761,943)  ($     5,837)  ($   121,000)  ($   126,837)

4. STOCKHOLDERS' EQUITY:

During the three months ended September 30, 1999, the Company issued approximately 42,000 shares of common stock in private placements and payments of debts. Proceeds to the Company totaled $50,000.

5. PRO FORMA FINANCIAL INFORMATION:

Assuming that the Enraf-Nonius acquisition closed on January 1, 1998, sales, net loss from continuing operations and net loss from continuing operations per common share would have approximated $40,366,655, ($4,253,443) and ($1.10), respectively, for the nine months ended September 30, 1998.

6.  INVOLUNTARY CONVERSION:

During the first week in April 1999 the Company had a fire at its Sugar Land manufacturing facility. The fire was contained within the area where the Company manufactures its Fluidotherapy machines. However, smoke from the fire permeated the entire building which houses the Company's executive offices as well as the warehouse that included the Fluidotherapy manufacturing area. The entire inventory of Fluidotherapy machines and parts on hand were lost to the fire and the Company was unable to produce Fluidotherapy machines for approximately 10 weeks. Additionally, certain fixed assets and other inventory were damaged by smoke from the fire which negatively impacted the Company's ability to manufacture products and service its customers from its Sugar Land facility. All losses caused by the fire, including business interruption, are fully covered by insurance. Any assets damaged in the fire have been written off to expense and charged against insurance proceeds received. The Company has filed all necessary claims and has received approximately $1.2 million in proceeds through September 30, 1999 from the insurance carrier with respect to claims for the building and its contents. The Company is currently negotiating with the insurer to determine the total amount of the claim to be paid for business interruption. At September 30,1999 the Company has accrued approximately $500,000 of additional proceeds in the accompanying financial statements based on assessments by management and its independent consultant.

7.          INCOME TAXES:

The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. At the May 1998 acquisition date Enraf-Nonius had net operating loss carryforwards available to offset future income. However, due to Enraf-Nonius' history of incurring operating losses, a valuation allowance was established, at acquisition, to fully offset the available net operating loss carryforwards. The provision for income taxes does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved against, the provision for income taxes has been reflected as a reduction of goodwill associated with the acquisition of Enraf-Nonius.

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

The Company intends to continue its evaluation of acquisitions. A period of rapid growth could place a significant strain on the Company's management, operations and other resources. There can be no assurance that the Company will continue to be able to identify attractive or willing acquisition candidates, or that the Company will be able to acquire such candidates on economically acceptable terms. The Company's ability to grow through acquisitions and manage such growth will require the Company to continue to invest in its operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company. As the Company pursues its acquisition strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industries, seasonal trends in sales, capital expenditures, new acquisitions and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, the Company's future operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

During the first week in April 1999, the Company had a fire at its Sugar Land manufacturing facility. The fire was contained within the area where the Company manufactures its Fluidotherapy machines. However, smoke from the fire permeated the entire building which houses the Company's executive offices as well as the warehouse that included the Fluidotherapy manufacturing area. The entire inventory of Fluidotherapy machines and parts on hand were lost to the fire and the Company was unable to produce Fluidotherapy machines for approximately 10 weeks. Additionally, certain fixed assets and other inventory were damaged by smoke from the fire which negatively impacted the Company's ability to manufacture products and service its customers from its Sugar Land facility. All losses caused by the fire, including business interruption, are fully covered by insurance. Any assets damaged in the fire have been written off to expense and charged against insurance proceeds received. The Company has filed all necessary claims and has received approximately $1.2 million in proceeds from the insurance carrier with respect to claims for the building and its contents. The Company is currently negotiating with the insurer to determine the total amount of the claim to be paid for business interruption. At September 30, 1999 the Company has accrued approximately $500,000 of such proceeds in the accompanying financial statements based on assessments by management and its independent consultant.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1998 filed with the SEC on Form 10-KSB.

RESULTS OF OPERATIONS

Since the acquisition of Enraf-Nonius in May 1998, the Company has operated Enraf-Nonius as a distinct separate unit, apart from the Company's operations in the United States. Accordingly, the following discussion of results of operations is presented separately for Henley Healthcare, Inc. - U.S.(Henley, U.S.) and Enraf-Nonius. Additionally the results of operations exclude all amounts related to the Homecare division which was sold in August 1998 and has been reflected as discontinued operations in the comparative financial statements for the three and nine months ended September 30, 1998. To more accurately report the profitability of each segment, management has allocated certain corporate costs that have been incurred by Henley, U.S. to Enraf-Nonius for the quarter ended September 30, 1999. The costs allocated include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding intercompany payable from Enraf-Nonius to Henley, U.S using the incremental borrowing rate of Enraf-Nonius. All other costs are allocated based on either actual amounts incurred by Henley, U.S. that are directly attributable to Enraf-Nonius or one-half of those centrally incurred costs that benefit both segments. All prior period amounts, for all periods presented herein, have been restated to reflect the allocations described above applied on a consistent basis.

CONTINUING OPERATIONS

HENLEY HEALTHCARE, INC. -- US

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

During the nine months ended September 30, 1999 the segment recorded net sales of approximately $15,210,000 reflecting a decrease of approximately $3,920,000 or 20.5% from the amount reported for the nine months ended September 30, 1998. The decrease was due primarily to (i) a general softness in the market for medical capital equipment purchases caused by uncertainty of the impact of previously announced governmental cuts of medical reimbursements which became effective during 1999, (ii) the fire in April 1999 and (iii) the segment 's change in its marketing strategy from emphasizing direct sales to emphasizing dealer network sales. Sales to dealers are made at a discount to full retail but require less commissions and selling expenses. As a result, gross sales and gross profit as a percentage of sales are reduced. This reduction in gross profit was offset by a decrease in commissions and selling expenses. Additionally, the segment has lost some sales as a result of consolidating its Garvey and Med-Quip facilities into its existing Akron warehouse location. However, the loss of revenues has been mitigated by a significant reduction in operating costs related to the closing of the facilities.

The segment's gross profit for the nine months ended September 30, 1999 was approximately $5,964,000 compared to approximately $7,604,000 for the nine months ended September 30, 1998. Gross profit as a percentage of sales remained constant between the periods. The decrease in gross profit dollars is a direct result of softness in the market for medical capital equipment purchases, the fire in April 1999 and the change in the segment 's sales and marketing strategy from direct sales to dealer network sales.

Selling, general and administrative expenses decreased by approximately $2,163,000, from approximately $7,317,000 in 1998 to approximately $5,154,000 in 1999, a decrease of approximately 29.6%. Selling, general and administrative costs decreased as a percentage of revenues from approximately 38.2% for 1998 to approximately 33.9% for 1999. This decrease was due primarily to: a reduction of commissions and selling expenses in connection with the segment's change in marketing strategy from emphasizing direct sales to emphasizing dealer network sales; removal of infrastructure related to the closure of the Garvey and Med-Quip facilities; and consolidation of the human resources and payroll functions during 1999. Selling, general and administrative expenses also decreased as a result of certain cost reduction initiatives the segment undertook beginning in June 1998 in order to improve profitability. These reductions included a reduction in staff levels, an increase in employee contributions into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts.

Research and development expense remained relatively constant between the periods.

Depreciation and amortization expense decreased $118,000 from $1,091,000 for the nine months ended September 30, 1998 to $973,000 for the nine months ended September 30, 1999 primarily as a result of certain non-competition agreements becoming fully amortized.

Interest expense for the nine months ended September 30, 1999 amounted to approximately $839,000 compared to approximately $916,000 in 1998. The decrease in interest expense was primarily due to the conversion of $4,000,000 from debt to equity in February and March 1998 offset by a three to five percent increase on the interest rate charged on the segment's bank debt.

Other income increased $805,000 from $33,000 for the nine months ended September 30, 1998 to $838,000 for the nine months ended September 30, 1999 primarily as a result of the recording of $798,000 of other income (net of related expenses) pursuant to insurance claims related to the fire in April 1999.

As a result of the foregoing, the segment reported a net loss from continuing operations of approximately $313,000 for the nine months ended September 30, 1999 compared to a net loss of approximately $1,833,000 for the same period in 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

During the quarter ended September 30, 1999 the segment recorded net sales of approximately $4,289,000 reflecting a decrease of approximately $2,404,000 or 35.9% from the amount reported for the quarter ended September 30, 1998. The decrease was due primarily to softness in the market for medical capital equipment purchases, the fire in April 1999 and, to a lesser extent, the segment's change in marketing strategy from one emphasizing direct sales to one emphasizing dealer network sales, as previously discussed. Additionally, the segment has lost some sales as a result of consolidating its Garvey and Med-Quip facilities into its existing Akron warehouse location, as previously discussed. However, the loss of revenues has been partially offset by a significant reduction in operating costs related to the closing of the facilities.

The segment's gross profit for the quarter ended September 30, 1999 was approximately $1,570,000 compared to approximately $2,859,000 for quarter ended September 30, 1998. Gross profit as a percentage of sales in 1999 decreased to 36.6% from 42.7% in 1998. The decrease in gross profit percentage is related to softness in the market for medical capital equipment purchases, the fire in April 1999 and, to a lesser extent, the change in the segment 's sales and marketing strategy from direct sales to dealer network sales.

Selling, general and administrative expenses decreased by approximately $551,000, from approximately $2,209,000 in 1998 to approximately $1,658,000 in 1999, a decrease of approximately 24.9%. This decrease was due primarily to (i) a reduction of commissions and selling expenses in connection with the change in the segment's marketing strategy from one emphasizing direct sales to one emphasizing dealer network sales and (ii) removal of infrastructure related to the closure of Garvey and Med-Quip facilities. Selling, general and administrative expenses also decreased as a result of certain cost reduction initiatives the segment undertook beginning in June through August 1998 in order to improve profitability. These reductions included a reduction in staff levels, an increase in employee contribution into health benefits, discontinuance of the Company 401(k) matching contribution, plus other various internal cost cuts. Selling, general and administrative costs increased as a percentage of revenues from approximately 33.0% for 1998 to approximately 38.7% for 1999. This increase as a percentage of sales is due primarily to lowered sales as discussed above.

Research and development expense remained relatively constant between the periods.

Depreciation and amortization expense decreased $42,000 from $364,000 for the quarter ended September 30, 1998 to $322,000 for the quarter ended September 30, 1999 primarily as a result of certain non-competition agreements becoming fully amortized.

Interest expense for the quarter ended September 30, 1999 amounted to approximately $308,000 compared to approximately $239,000 in 1998. The increase in interest expense was primarily due to a three to five percent increase in the interest rate on the segment 's bank debt.

Other income increased $40,000 for the quarter ended September 30, 1999 over the prior year quarter primarily as a result of the recording of $69,000 of other income (net of related expenses) pursuant to insurance claims related to the fire in April 1999.

As a result of the foregoing, the segment reported a net loss from continuing operations of approximately $742,000 for the three months ended September 30, 1999 compared to a net loss of approximately $6,000 for the same period in 1998.

ENRAF-NONIUS

Prior to acquisition by the Company, Enraf-Nonius was part of a larger entity and did not prepare stand alone financial statements on a monthly basis. Enraf-Nonius did provide financial statements for the six month period ended June 30, 1998 for inclusion in the Company's registration statement filed in August 1998. The following analysis compares the nine months ended September 30, 1999 to the pro forma results for the nine months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales during the nine months ended September 30, 1999 were $26,556,000, up $5,319,000 or 25.0% from $21,237,000 for the nine months ended September 30, 1998. The increase in sales is due primarily to the Company beginning to make shipments on a significant contract with the Indonesian government in 1999. The increase in sales was mitigated somewhat with decreased sales caused by the Company divesting certain operations in Belgium and Germany subsequent to the acquisition of Enraf-Nonius in May 1998.

Operating costs, including direct costs and selling, general and administrative costs, increased by $2,566,000 or 11.2% from approximately $22,932,000 for the nine months ended September 30, 1998 to $25,498,000 for the nine months ended September 30, 1999. The increase in operating costs relates to increased sales. Operating costs decreased from 108.0% to 96.0% as a percentage of net sales from 1998 to 1999. This significant decrease in operating costs as a percentage of sales was related to the Company's management executing its cost reduction plans with respect to Enraf-Nonius. Specifically, the Company: (1) reduced excessive research and development, marketing and consulting costs from which Enraf-Nonius had not been generating an adequate return; (2) reallocated certain technical expertise included in Enraf-Nonius' workforce to enhance the continued development of certain of Henley, U.S.'s core products; (3) disposed of certain operations of Enraf-Nonius which had historically incurred operating losses; and
(4) received approximately $250,000 in research and development subsidies from the Dutch government. Additionally, revenues from the contract with the Indonesian government increased the revenue base over which operating costs were spread.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

During the quarter ended September 30, 1999 the segment recorded net sales of approximately $12,329,000 reflecting an increase of approximately $5,657,000 or 84.8% from the amount reported for the quarter ended September 30, 1998. The increase was due primarily to the Company beginning shipments on a significant contract with the Indonesian government during the third quarter of 1999.

The segment's gross profit for the quarter ended September 30, 1999 was approximately $3,009,000 compared to approximately $2,546,000 for quarter ended September 30, 1998. Gross profit as a percentage of sales in 1999 decreased to 24.4% from 38.2% in 1998. Both the increase in gross profit dollars and the decrease in gross profit as a percentage of sales are related to the project with the Indonesian government as the gross margin on this project is less than the gross profit historically achieved on recurring sales.

Selling, general and administrative expenses increased by approximately $231,000, from approximately $1,750,000 in 1998 to approximately $1,981,000 in 1999, an increase of approximately 13.2%. This increase was due primarily to increasesd selling general and administrative expenses incurred to service the contract with the Indonesian government.

Research and development expense decreased$164,000 from $340,000 for the quarter in 1998 to $176,000 for the quarter in 1999. This decrease was the result of the Company ending several consulting relationships which were in effect during the 1998 quarter.

Depreciation and amortization expense remained relatively constant between the quarters presented.

Interest expense for the quarter ended September 30, 1999 amounted to approximately $184,000 compared to approximately $260,000 in 1998. The decrease in interest expense was primarily due to the Company maintaining a lower average balance on its line of credit with a bank.

The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. At the May 1998 acquisition date Enraf-Nonius had net operating loss carryforwards available to offset future income. However, due to Enraf-Nonius' history of incurring operating losses a valuation allowance was established, at acquisition, to fully offset the available net operating loss carryforwards. The provision for income taxes does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved against, the provision for income taxes has been reflected as a reduction of goodwill associated with the acquisition of Enraf-Nonius.

Management believes that the continued successful implementation of cost reductions and the potential synergies to be gained by combining Henley, U.S.'s product manufacturing capabilities with Enraf-Nonius' international distribution system will enable Enraf-Nonius to continue to generate positive cash flow to sustain its operations and to service the related acquisition debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current sources of liquidity consist primarily of (i) funds from operations, (ii) funds held at September 30, 1999, and (iii) the amounts, if any, available under the Amended Loan Agreement with Comerica Bank -- Texas ("Comerica") and the revolving credit facility entered into in connection with the Enraf-Nonius acquisition. At September 30, 1999, the Company had cash and cash equivalents in the amount of $333,000 as compared to $491,000 at December 31, 1998. At September 30, 1999, the Company had no material capital expenditure commitments.

The Company's Amended Loan Agreement with a bank provides for (i) a revolving loan ("Line of Credit"), which permits borrowings up to $6,000,000 expiring on August 15, 1999, and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000 ("Term Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and the three term loans is payable monthly and is calculated at a rate equal to the Prime Rate plus five percent per annum. Term Note B is callable by the bank beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from a bank are secured by substantially all of the assets of the Company. As of September 30, 1999, the Company had no availability under the Line of Credit. The total amount available for borrowing under the Line of Credit is the lesser of (i) $6,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At December 31, 1998 and September 30, 1999, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the revolving loan for the related term notes as of November 12, 1999, such debt has been classified as a current liability in the accompanying balance sheet as of September 30, 1999.

Additionally, the Company has yet to make a scheduled loan payment of approximately $1,500,000 due on May 1, 1999 under one of its debt agreements with Maxxim Medical, Inc. ("Maxxim"). At September 30, 1999, the Company had a working capital deficit of $7,735,000 and a current ratio of 0.70 to 1 as compared to a working capital deficit of $8,610,000 and a current ratio of 0.70 to 1 at December 31, 1998. The Company is seeking to replace its current bank financing with a different source of funding.

In connection with an agreement entered into in April 1996 with Maxxim, the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). Among other terms, the Note is subordinated to the Line of Credit and Term Notes with a bank, and is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. The Company is currently in negotiations with Maxxim concerning this initial principal payment. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering.

In connection with the acquisition of Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a Netherlands bank (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $2,010,000 at September 30,1999, and is subject to interest, payable monthly, at the rate of AIBOR plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets and renews annually.

In July 1999 Enraf-Nonius was selected as a contractor to assist in providing approximately $30 million of medical equipment and services to physical therapy and rehabilitation facilities in 54 public hospitals throughout 23 provinces in Indonesia over an 18 month period.

Financing of the project to the Indonesian government is provided pursuant to a subsidy program initiated by the Dutch government. Payment is guaranteed through the issue of a letter of credit with ABN-Amro Bank in the Netherlands. The financing of working capital is provided to Enraf-Nonius by The Netherlands based Banque Artesia.

In April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166.667 shares of common stock. The units were sold for a purchase price of $1,000 per unit, resulting in $623,750 of net proceeds to the Company. The Company allocated $136,875 of the proceeds received to the value of the warrants based on the estimated fair value of the warrants at issue date. The Series C Preferred Stock bears no dividends and is convertible into common stock at a per share price equal to the lesser of (i) $2.875 or (ii) the product of 0.87 and the average of the closing bid prices for the Company's common stock for any three consecutive trading days during the twenty day period immediately prior to the conversion date. Initial terms of the Series C Preferred Stock contained a conversion floor price that could be removed if the Company did not attain certain financial milestones. On June 30, 1999 it was determined that the Company did not achieve one of said milestones. As a result of the guaranteed discount created by the removal of the conversion floor price, the Company will incur a deemed dividend in the future for the conversion of the Series C Preferred Stock. This aggregate discount amount of $184,864 has been treated as a dividend to the holders of the Series C Preferred Stock. The proceeds were used primarily to repay penalties and outstanding accrued dividends related to the Series A Preferred Stock. Pursuant to the issuance of the Series C Preferred Stock, the Company amended its agreement with the holders of the Series B Preferred Stock to reduce the conversion price and to reduce the exercise price of warrants sold in connection with the Series B Preferred Stock. Specifically, the conversion price ceiling was lowered from approximately $5.81 to $4.00 per share. Additionally, the conversion price on the warrants held by the Series B Preferred shareholders was reduced from $5.90 per share to $2.64. This reduction of the exercise price on the warrants held by the Series B shareholders represents a deemed dividend for the incremental value of the warrants with the new exercise price versus the previous exercise price. Accordingly, the deemed dividend is reflected as a reduction of income available to common shareholders on the accompanying statements of operations for the nine months ended September 30, 1999. The deemed dividend of $229,308 was computed based on values calculated by a Black-Scholes option pricing model.

The Company is seeking to replace its current credit facility with a different source of funding. In addition, the Company is attempting to reschedule the loan payment due under the Note to Maxxim. However, there can be no assurance that the Company will be able to obtain a sufficient replacement credit facility or reschedule the loan payment due under the Note on terms favorable to the Company or at all. If the Company is unable to extend the term of its Line of Credit and reschedule the loan payment due under the Note, the Company will be in default under both agreements. In this event, there would be substantial doubt as to the Company's ability to continue as a going concern.

If the Company is successful in obtaining a sufficient replacement credit facility and rescheduling the loan payment to Maxxim, management believes that
(i) its current resources, (ii) the anticipated positive cash flows from operations for the remainder of 1999, and (iii) funds available under the expected new credit facility and the Enraf-Nonius Credit Facility will be sufficient to eliminate the working capital deficit that existed at September 30, 1999 and to satisfy the Company's capital requirements for its existing operations for the immediate future. However, the Company will need to obtain additional capital to finance its acquisition strategy. If the

Company's operating cash flows are inadequate or if the Company is unable to attract sufficient financing, there can be no assurance that the Company will be able to successfully fund its current operations or implement its acquisition strategy. The Company believes that its success in obtaining the necessary financing will depend upon, among other factors, successfully operating the recently acquired businesses. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

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

Henley, U.S. upgraded its information systems during 1999. As a result of the upgrade, all of the Henley, U.S. operating software and hardware is Y2K compliant as guaranteed by the sellers of the products purchased by Henley, U.S..

Henley, U.S. initiated formal communications with material third parties to determine the extent to which Henley, U.S. may be vulnerable to those third parties' failure to remediate their Y2K problems. The Company is presently not aware of any Y2K issues that have been encountered by any third party, which could materially affect Henley, U.S. operations.

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

The Company estimates that any additional costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity and financial condition.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the three months ended September 30, 1999, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D promulgated thereunder:

(1) During the three months ended September 30, 1999 the Company issued approximately 42,000 shares of common stock pursuant to private placements and payments of debt.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on July 2, 1999. The holders of 4,660,903 shares of the Company's common stock were present at the meeting in person or by proxy and elected a board of six directors.

The shareholders voted as follows and elected the following persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified:

                                        NUMBER OF                NUMBER OF
         NAME OF DIRECTOR               VOTES FOR              VOTES WITHHELD
         ----------------               ---------              --------------
Michael M. Barbour...............       4,647,533                   13,370
Chadwick F. Smith, MD............       4,647,533                   13,370
Dan D. Sudduth...................       4,647,533                   13,370
Pedro A. Rubio. MD, Ph.D.........       4,647,533                   13,370
Kenneth W. Davidson..............       4,647,533                   13,370
Ernest J. Henley, Ph.D...........       4,647,533                   13,370


Additionally, the shareholders voted on certain matters to amend the Series C Preferred Stock and the Series B Preferred Stock.

The shareholders voted as follows to approve the amendments to the Series C Preferred Stock and the Series B Preferred Stock:

  NUMBER OF                       NUMBER OF                    NUMBER OF
  VOTES FOR                     VOTES AGAINST               VOTES WITHHELD
  ---------                     -------------               --------------
  3,688,581                       55,448                       22,407


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-QSB:

         EXHIBIT
            NO.                       DESCRIPTION
         -------                      -----------


          *10.3         -- Contract between the Ministry of Health of the
                           Republic of Indonesia and Enraf-Nonius B.V. Project Division (ENP) for the development of medical rehabilitation services in Indonesia.

          27.1          -- Financial Data Schedule for the nine
                           months ended September 30, 1999.

-----------
* Incorporated herein by reference to the Company's Current Report on Form 10-Q filed on August 16, 1999.

         (B)  REPORTS ON FORM 8-K

            Form 8-K filed on July 13, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HENLEY HEALTHCARE, INC.
                                        (Registrant)

Date: November 15, 1999                 By: /s/ DAN D. SUDDUTH
                                                Dan D. Sudduth
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Secretary
                                                (on behalf of the Company and as
                                                Chief Accounting Officer)