Form 10KSB40
period 1999-12-31
HENLEY HEALTHCARE INC
filed 2000-04-14
CIK 890284

P&H DRAFT OF 4/13/00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
   (Mark One)

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for its most recent fiscal year are $57,427,318.

        The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2000, based upon the average bid and ask price of the common stock as reported on the Nasdaq SmallCap Market, was $14,065,171. The number of shares of the issuer's common stock, $.01 par value, outstanding as of March 31, 2000 was 7,257,570.

        Documents incorporated by reference: The Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") and to be filed pursuant to Regulation 14A is incorporated herein by reference into Part III of this report.

        Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-KSB are forward-looking statements. These forward looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the timing of regulatory approvals required to market certain of our products. Although we believe that the expectations reflected in these forward looking statements are reasonable, we can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

        When used in this Form 10-KSB, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Additional Risk Factors" and elsewhere in this Form 10-KSB.

        You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-KSB could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

        We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this Form 10-KSB.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Henley Healthcare, Inc., formerly Lasermedics, Inc. (the "Company" or "Henley"), was incorporated in November 1990 as a Texas corporation, and is a manufacturer, provider and marketer of diversified, brand name products and services in the pain management industry. The Company has over 300 products that compete in substantially all segments of the rehabilitation products market, offering cost-effective alternatives to surgery and drugs. The Company has operating units which are categorized by the type of service provided and type of product manufactured or distributed. The clinical unit manufactures and markets a diversified line of pain management products used in clinical settings for both physical therapy and rehabilitation as well as other applications. The training unit consists of Health Career Learning Systems ("HCLS") which provides training and safety products and technical support necessary to meet federal Occupational Safety and Health Act ("OSHA") compliance standards and also coordinates the training of medical professionals in the use of various other products offered by the Company. The international unit consists of Enraf-Nonius which designs, manufactures and markets a variety of ultra-sound and electrical stimulation products to established international healthcare markets through a worldwide network of distributors.

        The Company's long-term strategic objectives are to (i) expand distribution channels and explore new markets, (ii) maximize the utilization of existing facilities for increased productivity, (iii) achieve and maintain profitability, (iv) reduce long-term indebtedness, and (v) obtain approval from the United States Food and Drug Administration ("FDA") to market and sell the MicroLight 830(TM) in commercial quantities for human application.

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

        TRAINING UNIT. The Company's training unit, HCLS, sells its own training and safety products and provides technical support necessary to meet OSHA compliance standards. The HCLS system is designed to ease the task of implementing OSHA requirements in the workplace by providing a simple, thoroughly planned training program. The system consists of required information relevant to Blood Borne Pathogens Standard, Hazard Communication Standards, Safety Regulations and State-Specific Regulations. It is the Company's intention that the training unit will continue to expand training activities to include various other products offered by the Company.

        INTERNATIONAL UNIT. The Company's international unit was formed with the acquisition of Enraf-Nonius, B.V. ("Enraf-Nonius") in 1998. Through Enraf-Nonius, the Company gained the benefit of a brand of highly recognized traction/treatment tables as well as ultrasound and electrical stimulation products that have been marketed internationally for over 65 years. Enraf-Nonius has an extensive and well-established distribution network through which the Company can continue to market Enraf-Nonius products along with the Company's domestic brand-name products, most of which have been approved for sale in Europe (see "Business -- Government Regulation").

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

        MEDIPADS/MEDIGELS. The Company's Medipads and Medigels are drug-impregnated, water-based gels and gel pads used for delivery of drugs directly through the skin on a localized basis. The Medipads and Medigels can be used topically with various non-prescription dosages of drugs such as hydrocortisone and lidocaine.

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

        As part of its clinical operations, the Company is currently engaged in the development and application of the MicroLight 830(TM) to treat soft tissue. The Company is currently seeking approval from the FDA to sell the MicroLight 830(TM) in commercial quantities for human application. See "Business -- Research and Development." Based upon the results of research studies, including those by General Motors Corporation and the Mayo Clinic, the Company believes, although no assurances can be given, that the MicroLight 830(TM) is an effective treatment for carpal tunnel syndrome.

        "CYBEX MEDICAL" BRAND PRODUCTS

        NORM(TM) TESTING AND REHABILITATION SYSTEM. In September 1997, the Company acquired the manufacturing, marketing and distribution rights to the multi-joint, isokinetic NORM(TM) testing and rehabilitation system from Cybex. (NORM(TM) stands for Normative Outcomes for Rehabilitation Management.) The Company began manufacturing, marketing and distributing this product shortly thereafter. The system utilizes isokinetic resistance to provide accurate and reproducible measurement of dynamic performance and functional capability. Isokinetic resistance is an automatically accommodating resistance which varies in opposition to the amount of force applied against it. The NORM(TM) provides clinicians with instant access to the world's largest on-line isokinetic normative database which provides immediate objective documentation to assess patient needs. The NORM(TM) and the other products acquired from Cybex are well established in the market place. The Company makes available to customers extensive literature including published results by accredited researchers attesting to the accuracy, effectiveness, validity and reproducibility of the results of these products.

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

        "HCLS" BRAND PRODUCTS

        HCLS, the Company's training unit, specializes in OSHA compliance and infection control training for the healthcare professions. In addition, the Company provides a wide range of required safety products including safety eyewear, spill kits, protective gloves, etc., that are mandatory under OSHA regulations. Training occurs via training manuals and training videos produced by the Company. Clients include dental and medical offices, as well as veterinarians, podiatrists and nursing homes. The Company supports its clients through the use of a toll-free technical service hotline and quarterly compliance newsletters.

        "ENRAF-NONIUS" BRAND PRODUCTS

        Enraf-Nonius markets and distributes a complete line of innovative physical therapy equipment.

        SONOPULS. Sonopuls ultrasound units are used successfully in the treatment of wounds, post traumatic disorders, circulatory disorders and afflictions of the skin and the peripheral nervous system. In therapeutic ultrasound, a source of alternating electrical current is applied to the surface of a crystal material. As the current alternates, there is a reversal that causes the crystal to vibrate at a specific frequency. Under certain conditions, these sound waves can propagate in neighboring media (e.g., tissues) and cause both non-thermal and thermal effects. Non-thermal effects occur by mechanical phenomena. Thermal effects, the localized heating at interfaces of heterogeneous tissues, occur with ultrasound applied continuously. Physiological responses due to thermal mechanisms include: increase in tissue extensibility, alternations in blood flow, changes in nerve conduction velocity, changes in pain threshold, increase in enzymatic activity and changes in the contractile activity of skeletal muscle. The Sonopuls units are also used for the reduction of pain, joint contraction, muscle spasm and for the softening of scar tissue.

        ENDOMED. Endomed electrical stimulation units provide a multitude of low, medium and alternating electrical frequencies, which permits selective treatment of deep-lying as well as superficial tissue structures. A common form of therapy in physiotherapy is the strengthening of muscles with a therapeutic objective. The objective can be, among others, to increase muscle strength, improve the (active) stability of a joint to regain muscle strength or achieve greater physical performance through increased muscle strength.

        CURAPULS. Curapuls short-wave diathermy units provide pulsed short-waves for effective therapy in the healing of wounds, reduction of pain and the stimulation of the peripheral circulation. The Curapuls 970 is a versatile unit for short-wave therapy with the capacity to provide maximum power for both continuous and pulsed applications, without affecting low power applications. The Curapuls 970 is CE-certified, thus permitting it to be marketed and distributed in the European Union (See "Business -- Government Regulation").

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

        MANUMED TREATMENT TABLES. The Manumed line of treatment tables offers a complete array of treatment tables available for physical therapy.

        EN-DYNAMIC. The EN-Dynamic computer-isolated exercise stations offer a pneumatic type of resistance. The air resistance is designed to be comfortable and prevent the occurrence of unnecessary high compression forces in joints as well as improper peak forces on the muscle-tendon system (as occurs, for example, with weight stacks due to inertia). These features are intended to make pneumatic resistance the preferable exercise load for force training of most individuals.

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

        The Company utilizes telemarketing, direct-mail programs and the Internet to market its products and services. The Company has domestic product distribution centers in Ohio and Texas and approximately 160 dealers and distributors, 30 sales representatives and 15 direct salespersons representing its products within the United States. The Company believes that using independent distributors, which have their own sales forces, enables its products to reach more consumers throughout the world in a more efficient manner. The Company has found that utilizing independent distributors is less costly and requires less administrative overhead and capital to maintain than dedicated sales forces. The Company has added direct sales forces in order to maintain its market share in a particular area.

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

        CLINICAL PRODUCTS MARKET

        The Company believes that the strength of its clinical products in the marketplace lies primarily in the uniqueness of the features of some of its products such as Fluidotherapy, MediPads and Gels, and HydraFitness. The Company believes that it can achieve a greater market share through an emphasis on product features, quality and personal service with its customers.

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

        EUROPEAN PRODUCTS MARKET

        The Company believes that competition in the European physical therapy and medical markets is intense. The ultrasound and electrical stimulation market in Europe is shared by three major companies. Enraf-Nonius, Uniphy and Zimmer. Enraf-Nonius has attempted to increase its market share by targeting not only the high-end market but recently launching a new series of ultrasound and electrical stimulators for the low-to-middle-end markets. Enraf-Nonius seeks to become the leader in this market in which it competes primarily with products and companies from England, Germany and France.

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

        Although, the Company has conducted searches to discover any patents which its products, including the MicroLight 830(TM), or their use might infringe and is not aware of any such patents, there can be no assurance that no such infringement has or will occur. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The PTO could institute interference proceedings involving the Company in connection with one or more of the Company's patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO or a comparable agency of a foreign jurisdiction could also institute re-examination or opposition proceedings against the Company in connection with one or more of the Company's patents or patent applications and such proceedings could result in an adverse decision as to the validity of scope of the patents.

        The Company currently markets its products using various registered trademarks. The two most recognizable of its trademarks are Enraf-Nonius and Cybex Medical. The Company believes that Cybex Medical and Enraf-Nonius are well known and respected brand names in their respective markets throughout the world.

        The perpetual rights to use the trademarks Cybex Medical and Enraf-Nonius have been acquired by the Company. The Company is required to pay a royalty of 2% of related sales on the Cybex Medical trademark and 1.5% of related sales on the Enraf-Nonius trademark (with an annual minimum of approximately $500,000) through 2005. During 1999 the Company made royalty payments of approximately $455,000 in connection with sales related to Enraf-Nonius. No royalty payments were made in 1999 in connection with sales related to the Cybex Medical trademark. Consequently, Cybex now has the right to terminate the Trademark License upon thirty days written notice to the Company. Accrued royalties due Cybex at December 31, 1999 were approximately $201,817.
At the date of this Form 10-KSB, such notice had not been received by the Company.

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

        EXPORT REGULATION AND CE MARKING. Sales of the Company's medical products outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance for sale in foreign countries may be longer or shorter that that required for FDA clearance, and the requirements may differ. The FDA also regulates the sale of exported medical devices, although to a lesser extent than devices sold in the United States. For medical products exported to countries in Europe, the Company anticipates that its customers will want their products to qualify for distribution under the "CE Mark." The CE Mark is a designation given to products which comply with certain European Economic Area policy directives and therefore may be freely traded in almost every European country. Commencing in 1998, medical product manufacturers will be required to obtain the certifications necessary to enable the CE Mark to be affixed to medical products they manufacture for sale throughout the European Community. To obtain the CE Mark each product, depending upon the product classification, can be subjected to safety testing, emissions testing, and subsequent review and approval by a "notified body" recognized by the European Union. These criteria are in addition to the quality system requirements of ISO 9002. The Company's NORM(TM) Rehabilitation and Testing System, HFStar, PACE, UBE, Fitron, Tru-Trac 401 and 92B Systems are CE Marking Certified. The Company is in the process of obtaining CE Marking Certification for its Fluidotherapy Systems. In addition, the Company's distributors and customers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs, and other regulatory barriers. There can be no assurance that the Company and its distributors and customers will obtain all required clearances or approvals for exported products on a timely basis, if at all. Failure or delay by the Company or its distributors and customers in obtaining the requisite regulatory approvals for exported instruments manufactured by the Company may have a material adverse effect on the Company's business, results of operations, and financial condition.

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

HOMECARE UNIT DISPOSITION

        In August 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory, property and equipment for $3.65 million in cash and the assumption of certain related liabilities. For its revenues, the Homecare division relied primarily on reimbursement from third party sources. Third party operations require extensive capital investments due to the nature of the business. Collections of the receivables generally occur 90-150 days after billings. The Homecare inventory is primarily rental equipment and requires substantial time to generate sufficient revenue to recoup the investment in such equipment.

        In prior years, the Company recorded significant expenses as a result of the valuation of its receivables and inventory. In consideration of these financial difficulties the Company determined it was in its best interest to dispose of the Homecare division.

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

        The Company is involved in the development and application of various new products, many of which are in early stages of development and will require additional development work, FDA approval, clinical or other testing or market research and development efforts prior to commercial introduction. In this regard, the Company is continuing its clinical research and investigation using the MicroLight 830(TM) under its IDE. Expenses incurred in connection with research and development from continuing operations in 1999 and 1998 amounted to approximately $1,044,056 and $1,067,149, respectively.

        CLINICAL TRIALS FOR THE MICROLIGHT 830(TM). The MicroLight 830(TM), a Class III medical device, has been defined by the FDA as a "nonsignificant risk" device. The Company is allowed to conduct clinical trials under an approved IDE using the MicroLight 830(TM). In August 1997, the FDA accepted the Company's Pre-IDE Clinical Investigation Plan for a multi-center, double-blind, randomized, clinical study to evaluate the efficacy of the MicroLight 830(TM) in the treatment of CTS. These clinical trials are subject to IDE regulations, including record keeping, adverse event reporting and other clinical study requirements. Pursuant to IDE regulations the Company's clinical researchers are required to be reviewed and approved by an Institutional Review Board (IRB) to treat human patients for research purposes. The objective of these clinical trials is to evaluate the therapeutic effects of low-level laser energy in pain management, soft tissue trauma (including repetitive stress injuries) and dental applications. The Company is sponsoring independent research studies on the effects of the MicroLight 830(TM) at various clinical sites in the U.S. In December 1999, the Company submitted to the FDA a Pre-market Approval Application ("PMAA") after the conclusion of the multi-center, double-blind, randomized, clinical trials for CTS. The PMAA is currently under review by the FDA's Office of Device Evaluation.

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

        CYBEX NORM. The Cybex NORM is a quantitative isokenetic testing and rehabilitation system with extended standard and custom testing and reporting capabilities. Test data is collected and stored by the system and can be compared to a normative database for client assessment. Recently, members of the Company's Cybex team have updated the NORM software to function on the Windows 95/98 platforms. The system currently utilizes first generation Pentium microprocessor technology and is expected to be fully functional on the newest Pentium systems in the near future.

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

EMPLOYEES

        The Company's performance is substantially dependent on the performance of its executive officer and key employees, all of whom have worked together for a relatively short period of time. In particular, the services of Michael M. Barbour would be difficult to replace. The Company currently has no employment agreement with Mr. Barbour, but may enter into such an agreement in the future. In addition, the Company has a $3,000,000 key person life insurance policy on the life of Mr. Barbour; however, the proceeds of that policy may not be sufficient to compensate the Company for the loss of Mr. Barbour's services. The Company does not have such policies in place on any of its other employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition.

        As of March 31, 2000, the Company had approximately 142 full-time and 3 part-time employees. None of the Company's employees are represented by a union, and management believes that its relations with its employees are good. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

                             ADDITIONAL RISK FACTORS

        SHAREHOLDERS AND POTENTIAL INVESTORS IN SHARES OF THE COMPANY'S STOCK SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB. THE COMPANY IS IDENTIFYING THESE RISK FACTORS AS IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY IS RELYING UPON THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS AND ANY SUCH STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY ARE QUALIFIED BY REFERENCE TO THE FOLLOWING CAUTIONARY STATEMENTS, AS WELL AS THOSE SET FORTH ELSEWHERE IN THIS FORM 10-KSB.

THE COMPANY WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL IN ORDER TO FUND ITS CURRENT OPERATIONS AND TO CONTINUE ITS FUTURE OPERATIONS AND THERE IS SUBSTANTIAL DOUBT AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

        The Company recorded a net loss of $5,349,860 or $1.07 per share for the year ended December 31, 1999 on net sales of $57,349,625 and there can be no assurance that the Company will be able to achieve profitability for the long term. At December 31, 1999, the Company had a working capital deficit of approximately $11,000,000. Currently, nearly all of the Company's revenue from its operations is immediately applied to the outstanding balance of its matured line of credit (the "Line of Credit") with Comerica Bank - Texas ("Comerica"). As a result, the Company's only current sources of liquidity consist primarily of proceeds from the sale of its equity securities and funds held at the end of fiscal year 1999. This working capital deficit has since increased because of the restrictions on the Company's use of its revenues from operations. The combined effects of this working capital deficit and the restrictions on the use of its revenues has materially and adversely affected the Company's ability to purchase supplies and raw materials and to manufacture and deliver products. The Company must quickly procure substantial amounts of working capital in order to successfully continue its operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations under the Line of Credit and the Maxxim Note, as described below in Item 6, as well as to pay its outstanding trade payables and overdue royalty obligations. In order to procure such working capital, the Company must quickly renegotiate its Line of Credit and sell substantial amounts of its equity securities. If the Company is not successful in quickly eliminating or reducing its working capital deficit and fully satisfying its outstanding debt obligations by obtaining sufficient financing, the Company will not be able to continue its current operations and there will be substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company. See Item 6, "Liquidity and Capital Resources." Because of these issues, the Company's independent public accountants have qualified their opinion by indicating that there is substantial doubt as to the Company's ability to continue as a going concern.

DUE TO ITS LIMITED NATURE, YOU SHOULD NOT RELY ON THE COMPANY'S COMBINED OPERATING HISTORY AS AN INDICATOR OF ITS FUTURE PERFORMANCE.

        The Company was incorporated in November 1990 to develop a portable hand-held, battery-operated, low-energy laser device to be used to treat soft tissue. Since that time, the Company has completed eleven acquisitions related to the non-invasive pain management and rehabilitation industry. As a result of this rapid growth in its operations, the Company has a limited combined operating history. Although the Company experienced significant revenue growth from fiscal 1998 to fiscal 1999, the Company incurred net losses of approximately $5,350,000 and $5,831,000 for the years ended December 31, 1998 and 1999, respectively. The Company may not be able to successfully integrate the acquired businesses and become profitable in the future. In addition, the Company may experience delays, complications and expenses in integrating acquired businesses. The Company's inability to successfully integrate or operate acquired businesses would have a material adverse effect on its business, financial condition and results of operations.

THE COMPANY'S SUCCESS WILL DEPEND ON ITS ABILITY TO EFFECTIVELY MANAGE ITS
GROWTH.

        Over the last four years, the Company has completed eleven acquisitions, and this rapid growth continues to place a significant strain on its managerial, operational and financial resources. To manage its growth, the Company must continue to implement and improve our operational and financial systems and to expand, train and manage its employee base. The Company may not have adequately evaluated the costs and risks associated with this expansion, and its systems, procedures and controls may not be adequate to support its operations. In addition, its management may not be able to achieve the rapid execution necessary to successfully offer its products and services and implement its business plan on a profitable basis. The Company's future operating results will also depend on its ability to expand its support organization commensurate with the growth of its business and to integrate any acquired operations. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain its growth would have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully integrate acquired businesses and become profitable in the future and it may not be able to effectively manage such change. In addition, the Company may experience delays, complications and expenses in integrating acquired businesses. The inability of the Company to successfully integrate or operate acquired businesses would have a material adverse effect on the Company's business, financial condition and results of operations.

THE MARKETS FOR THE COMPANY'S PRODUCTS ARE VOLATILE AND THE COMPANY MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN SUFFICIENT MARKET SHARE.

        The pain management market is a relatively mature and competitive market, subject to significant fluctuations in profitability caused by foreign competition, questions of therapeutic efficacy and governmental regulation. The rehabilitation market is an evolving and fragmented market with a number of different companies offering competing treatments without any clear indication of preference among treating clinicians. The Company may never be able to capture a significant portion of the pain management market or establish a significant position in the rehabilitation market.

THE COMPANY IS IN AN EXTREMELY COMPETITIVE INDUSTRY THAT IS DOMINATED BY SEVERAL COMPANIES WHICH HAVE SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL, AND MARKETING RESOURCES THAN THE COMPANY HAS.

        Competition in the industry from other pain management and rehabilitation device companies, as well as from pharmaceutical companies and biotechnology companies, is intense. Some of the companies with which the Company competes have significantly greater resources, established direct sales organizations and greater experience in the marketing and sales of products through direct distribution. Although the Company believes that the broad range of rehabilitation products the Company sells distinguishes us from such competitors, there can be no assurance that the Company will be able to compete effectively.

THE COMPANY MAY BE LIABLE FOR SUBSTANTIAL MONETARY DAMAGES SHOULD ITS PRODUCTS INJURE SOMEONE.

        Like most producers of medical products, the Company faces the risk of product liability claims and unfavorable publicity in the event that the use of its products causes injury or has other adverse effects. Although the Company has product liability insurance for risks of up to $3,000,000 and has not been subject to any material claims for product liability, such insurance may be inadequate to cover all potential product claims. In addition, the Company may not be able to maintain such insurance indefinitely or be able to avoid product liability exposure.

PRODUCT RECALLS COULD MATERIALLY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

        If a device that the Company designed or manufactured is found to be defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of our products and operations by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. None of the Company's products have been the subject of a recall. However, a recall, especially if accompanied by unfavorable publicity or termination of customer relationships, could result in substantial costs, loss of revenues, and a diminution of our reputation, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

VARIOUS MARKET AND ECONOMIC FACTORS MAY CAUSE THE COMPANY'S FUTURE QUARTERLY OPERATING RESULTS TO VARY.

        The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of its control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industries, seasonal trends in sales, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. Due to the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock may be materially adversely affected.

THE COMPANY'S SUCCESS IS HEAVILY DEPENDENT UPON THE RETENTION OF CERTAIN KEY EMPLOYEES.

        The Company's performance is substantially dependent on the performance of its executive officers and key employees all of whom have worked together for a relatively short period of time. In particular, the services of Michael M. Barbour would be difficult to replace. The Company currently has no employment agreements with Mr. Barbour. The Company has a $3,000,000 key person life insurance policy on the life of Mr. Barbour; however, the proceeds of that policy may not be sufficient to compensate the Company for the loss of Mr. Barbour's services. The Company does not have such policies in place on any of our other employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition.

THE COMPANY'S BUSINESS IS SUBJECT TO STRICT REGULATION BY THE U.S. FOOD AND DRUG ADMINISTRATION

        The development of the MicroLight 830(TM) product and certain of the Company's other products are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries, and by state regulatory agencies. Under the Food and Drug Act, medical devices must receive FDA clearance before they can be commercially marketed in the United States. The process of obtaining marketing clearance from the FDA for new products can take a number of years and require the expenditure of substantial resources, and may involve rigorous pre-clinical and clinical testing. The time required for completing such testing and obtaining FDA clearance is uncertain, and the Company may not obtain sufficient resources to complete the required testing and regulatory review process. In addition, the Company may not obtain such FDA clearances, or may encounter delays that will adversely affect its ability to commercialize additional products. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review of each submitted application. Similar delays may also be encountered in other countries. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. In addition, as can be expected with any investigational device, modifications will be made to the Company's products to incorporate and enhance their functionality and performance based upon new data and design review. The FDA may request additional information relating to product improvements, and could require further regulatory review thereby delaying the testing, approval and commercialization of the Company's development products, and could withhold approval of any such improvement. The FDA can withdraw product approvals due to failure to comply with regulatory standards or the occurrence of unforseen problems following initial approval. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution, and could have a material adverse effect on the Company. FDA regulations depend heavily on administrative interpretation, and future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, could adversely affect the Company.

        The MicroLight 830(TM), a Class III medical device, has been defined by the FDA as a "non-significant risk" device. The Company is allowed to conduct clinical trials under an approved Investigational Device Exemption using the MicroLight 830(TM). In August 1997, the FDA accepted the Company's Pre-Investigational Device Exemption Clinical Investigation Plan for a multi-center, double-blind, randomized, clinical study to evaluate the efficacy of the MicroLight 830(TM) in the treatment of carpal tunnel syndrome. These clinical trials are subject to Investigational Device Exemption regulations, including record keeping, adverse event reporting and other clinical study requirements. Pursuant to Investigational Device Exemption regulations the Company's clinical researchers are required to be reviewed and approved by an Institutional Review Board to treat human patients for research purposes. The objective of these clinical trials is to evaluate the therapeutic effects of low-level laser energy in pain management, soft tissue trauma and dental applications. The Company has recently concluded specific aspects of independent research studies of the MicroLight 830(TM) at various clinical sites in the U.S. The Company cannot predict whether (i) the results of the various research studies that are being or have been conducted using the MicroLight 830(TM), will demonstrate to the FDA's satisfaction the safety and effectiveness of the MicroLight 830(TM) in treating carpal tunnel syndrome; (ii) the FDA will agree that the design of the studies is satisfactory; (iii) the FDA will not require additional clinical studies; or (iv) the Company will be able to obtain the necessary FDA marketing clearance for the MicroLight 830(TM) on a timely basis, if at all. The FDA's rejection of the clinical design or the data generated could lead to rejection of the application for commercial marketing of the MicroLight 830(TM) and/or the need to conduct additional clinical trials. Until it obtains FDA market clearance, the Company is unable to sell the product in commercial quantities for human application in the U.S. market.

THE COMPANY'S REVENUES MAY BE ADVERSELY AFFECTED BY GOVERNMENT AND THIRD-PARTY REIMBURSEMENT REFORMS

        Governmental and other efforts to reduce healthcare spending have affected, and will continue to affect, the Company's operating results. The cost of a significant portion of health care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Government imposed limits on reimbursement of hospitals and other health care providers have significantly curtailed their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private and third-party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.

     Under most third-party reimbursement plans, the coverage of an item or service and the amount of payment that will be made are separate decisions. Efforts to reduce or control healthcare spending are likely to limit both the coverage of certain medical and therapeutic devices, especially newly approved products, and the amount of payment that will be allowed. Restrictions on coverage and payment of the Company's products by third-party payors could have an adverse impact on the Company.

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

        In addition, several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology, and limit or control directly the prices health care providers and drug and device manufacturers may charge for their services and products. Although the scope and timing of such reforms cannot be predicted at this time, it is a continuing trend in U.S. health care for such payments to be under continual scrutiny and downward pressure. The Company believes that reimbursement in the future will be subject to increased restrictions, both in the United States and in foreign markets and that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products which the Company offers. If adopted and implemented, any such cost reduction reforms could have a material adverse effect on the Company.

INTERNATIONAL TRANSACTIONS AND TRANSACTIONS IN FOREIGN CURRENCIES PRESENT RISKS THAT COULD MATERIALLY AFFECT THE COMPANY'S BUSINESS AND FINANCIAL PERFORMANCE.

        The Company has arrangements with several foreign distributors to distribute products in Europe, Southeast Asia, the Far East, Central America and South America. In addition, the Company obtains certain supplies from foreign suppliers. The acquisition of Enraf-Nonius significantly expanded the Company's foreign operations. International transactions subject us to several potential risks, including (i) fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars); (ii) varying economic and political conditions; (iii) cultures and business practices in different countries or regions; (iv) regulation of fund transfers by foreign governments (v) overlapping or differing tax structures; and (vi) United States and foreign export and import duties and tariffs.

        Fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which the Company operates will affect the results of its international operations reported in U.S. dollars. It is anticipated that more than one-half of the Company's total sales for 2000 will be in currencies other than U.S. dollars. In addition, the Company may make loans to and/or receive dividends and loans from certain of our foreign subsidiaries and may suffer a loss as a result of adverse exchange rate movements between the relevant currencies. Any of the foregoing could have a material adverse effect upon the Company's business.

        On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union. The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. The Company is assessing Euro issues related to its product pricing, contract, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

        Sales of the Company's medical products outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance for sales in foreign countries may be longer or shorter than that required for FDA clearance, and the requirements may differ. The FDA also regulates the sale of exported medical devices, although to a lesser extent than devices sold in the United States. For medical products exported to countries in Europe, the Company anticipates that its customers will want their products to qualify for distribution under the "CE Mark." The CE Mark is a designation given to products which comply with certain European Economic Area policy directives and therefore may be freely traded in almost every European country. Commencing in 1998, medical product manufacturers are required to obtain certifications necessary to enable the CE Mark to be affixed to medical products they manufacture for sale throughout the European Community. In addition, the Company's distributors and customers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs, and other regulatory barriers. The Company's distributors and customers may not be able to obtain all required clearances or approvals for exported products on a timely basis, if at all. Failure or delay by the Company's customers in obtaining the requisite regulatory approvals for exported instruments it manufactures may have a material adverse effect on its business, results of operations, and financial condition.

THE COMPANY'S SUCCESS IS HEAVILY DEPENDENT UPON A VARIETY OF PROPRIETARY INTELLECTUAL PROPERTY RIGHTS. THE COMPANY'S CURRENT PROTECTIONS MAY NOT BE SUFFICIENT TO PROTECT THESE TECHNOLOGIES.

        The Company actively seeks patent protection for its proprietary technology, both in the U.S. and abroad. The Company owns several U.S. issued patents and various foreign counterparts. The Company's success will depend, in part, on its ability to obtain patents and to operate without infringing on the proprietary rights of others. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company's pending patent applications or patent applications in preparation presently or in the future, if and when issued, may not be valid and enforceable and withstand litigation. In addition, others may independently develop substantially equivalent or superseding proprietary technology and equivalent products may be marketed in competition with the Company's products, thereby substantially reducing the value of its proprietary rights. The Company currently has one patent application pending in the U.S. There is a substantial backlog of patent applications at the U.S. Patent and Trademark Office. Because patent applications in the U.S. are maintained in secrecy until patents issue, and because publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company may not obtain patent protection for its inventions. In addition, patent protection, even if obtained, is effective only for a limited period of time. Furthermore, patent positions are highly uncertain and involve complex legal and factual questions. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely cannot be predicted with any certainty.

        The Company also rely on trade secrets, know-how and continuing technological advancement to maintain its competitive position. Although the Company has entered into confidentiality agreements with its employees and consultants, which contain assignment of invention provisions, the Company cannot be certain that others will not gain access to these trade secrets, that such agreements will be honored or that the Company will be able to effectively protect the Company's rights to our unpatented trade secrets. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets.

        In addition to protecting its proprietary technology and trade secrets, the Company may be required to obtain licenses to patents or other proprietary rights from third parties. The Company cannot be certain that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If the Company does not obtain required licenses, the Company could encounter delays in product introductions while it attempts to design around blocking patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

        Although the Company has conducted searches to discover any patents on which its products or their use might infringe and are not aware of any such patents, the Company cannot be certain that no such infringement has or will occur. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The U.S. Patent and Trademark Office could institute interference proceedings with the Company in connection with one or more of our patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The U.S. Patent and Trademark Office or a comparable agency of a foreign jurisdiction could also institute reexamination or opposition proceedings against us in connection with one or more of our patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of the patents.

THE CURRENT PUBLIC MARKET FOR OUR COMMON STOCK IS LIMITED AND HIGHLY VOLATILE.

        The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of the Company's securities is highly volatile. The following factors may have a significant effect on the market price of our securities: (i) announcements by us or our competitors concerning acquisitions; (ii) technological innovations; (iii) new commercial products or procedures by us or our competitors; (iv) proposed governmental regulations and developments in both the U.S. and foreign countries; (v) disputes relating to patents or proprietary rights; (vi) publicity regarding actual or potential medical results relating to products sold by the Company or its competitors; (vi) public concern as to the safety of these products; (vii) economic and other external factors; (viii) period-to-period fluctuations; and (ix) financial results.

        From time to time, there has been limited trading volume with respect to the Company's common stock. In addition, there can be no assurance that there will continue to be a trading market or that any analysts will continue to provide research coverage with respect to its common stock. Accordingly, such factors may affect the market for the Company's common stock.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD BE ADVERSELY AFFECTED BY SALES OF RESTRICTED AND OTHER SECURITIES.

        As of March 31, 2000, there were approximately 7,257,570 shares of our common stock issued and outstanding. Approximately 1,450,000 shares of common stock are issuable upon exercise of employee and director stock options under the Company's non-employee director stock plan and incentive stock plan and will become eligible for sale in the public markets at prescribed times in the future. The Company's issuance of such 1,450,000 shares is registered on a Form S-8 Registration Statement. As of April 1, 2000, other outstanding options were exercisable to purchase approximately 876,000 shares of common stock. The Company also has outstanding warrants which are exercisable into an aggregate of 796,099 shares of common stock. In addition, 1,500,000 shares of common stock are issuable upon conversion of the remaining $3,000,000 principal balance of a convertible promissory note issued to Maxxim Medical, Inc. Lastly, each series of preferred stock is convertible into additional shares of the Company's common stock.

        The maximum number of shares issuable upon the conversion of the outstanding shares of the Company's Series B and Series C Preferred Stock cannot be estimated since the Series B and Series C Preferred Stock have no minimum on the conversion price. Since all of the preferred shares have floating conversion rates, the number of shares issuable upon conversion will vary inversely to the market price of our common stock.

        The issuance and sale of a significant number of shares of common stock upon the exercise of stock options and warrants, the conversion of our outstanding preferred stock, or the sales of a substantial number of shares of common stock pursuant to Rule 144 or otherwise, could adversely affect the market price of the common stock.

THE ISSUANCE OF ADDITIONAL COMMON STOCK UPON THE CONVERSION OR EXERCISE OF OUTSTANDING DERIVATIVE SECURITIES COULD RESULT IN DILUTION TO EACH SHAREHOLDER'S PERCENTAGE OWNERSHIP INTEREST AND COULD MATERIALLY AFFECT THE MARKET PRICE OF THE COMMON STOCK.

        A substantial number of shares of common stock are issuable by the Company upon the conversion of the outstanding principal balance of the Maxxim Note, the outstanding shares of our convertible preferred stock and upon the exercise of warrants and options which the Company has issued. Such issuances could result in dilution to a shareholder's percentage ownership interest and could adversely affect the market price of the common stock. Under the applicable conversion formulas of our preferred stock, the number of shares of common stock issuable upon conversion is inversely proportional to the market price of the common stock at the time of conversion (i.e., the number of shares increases as the market price of the common stock decreases). The maximum number of shares of common stock which may be issuable upon conversion of the Series A Preferred Stock is limited by provision which prohibits the applicable conversion price from going below $2.90. However, the Series B and Series C Preferred Stock does not have any such conversion price limitation and there is no maximum to the number of shares which could issue upon conversion of the Series B and Series C Preferred Stock. Therefore, any drop in the market price will increase the potential dilution which could occur upon conversion of the Series B or Series C Preferred Stock, which could, in turn, cause the market price to go lower, and have the effect of creating a declining market price. In addition, the existence of the floating conversion rate preferred stock and, in particular, the absence of a floor price with respect to the Series B and Series C Preferred Stock, could increase our vulnerability to short-selling strategies.

        As a result, a total of approximately 3,687,099 shares of common stock are currently issuable upon the exercise or conversion of such preferred stock, options, warrants, and the Maxxim Note, which, if issued, would represent approximately 51% of the then outstanding shares of common stock and result in a change of control. The number of shares issuable upon the exercise or conversion of each of our common stock equivalents is subject to adjustment upon the occurrence of certain dilutive events.

CERTAIN PROVISIONS CONTAINED IN THE COMPANY'S ARTICLES OF INCORPORATION AND TEXAS LAW MAY PREVENT OR DELAY A THIRD-PARTY ATTEMPT TO ACQUIRE CONTROL OF THE COMPANY.

        The Company's Articles of Incorporation and the Texas Business Corporation Act contain certain provisions that may delay or prevent an attempt by a third-party to acquire control of the Company. For instance, the Company's board of directors may authorize the issuance of additional shares of preferred stock without shareholder approval. In addition, the severance provisions of employment agreements with certain members of management could impede an attempted change of control of the Company.

THE COMPANY DOES NOT INTEND TO PAY CASH DIVIDENDS ON ITS COMMON STOCK IN THE NEAR FUTURE, BUT THE COMPANY IS REQUIRED TO PAY DIVIDENDS ON ITS SERIES A PREFERRED STOCK.

        The Company's proposed operations may not result in sufficient revenues to enable it to operate at a profitable level. The Company has not paid any dividends on its common stock to date, and have no plans to pay any dividends on its common stock for the foreseeable future. However, the Company's Series A Preferred Stock accrues a dividend of 4% per year, payable at the Company's discretion in cash or in shares of common stock based on a share price equal to the closing price of our common stock on The Nasdaq SmallCap Market on the particular dividend date.

ITEM 2. PROPERTIES

        The Company owns three buildings of which two are located in Sugar Land, Texas, and the third in Belton, Texas. The addresses of these owned facilities are 120 Industrial Boulevard, Sugar Land, Texas 77478, 140 Industrial Boulevard, Sugar Land, Texas 77478 and 2121 Industrial Park Road, Belton, Texas 76513. The Company's principal executive and administrative offices are located at the 120 Industrial Boulevard, Sugar Land, Texas, facility consisting of approximately 25,000 square feet. Electronics manufacturing and warehouse operations for the Company's pain management products and certain administrative functions are located at the 140 Industrial Boulevard, Sugar Land, facility consisting of approximately 50,000 square feet. The manufacturing and warehouse facilities for much of the Company's physical therapy and fitness products for the Clinical unit are located at the Belton facility consisting of approximately 59,000 square feet.

        The Company leases a regional warehouse and distribution facility in Akron, Ohio, of approximately 15,000 square feet. The Company also leases approximately 4,900 square feet of office space in Plymouth, Michigan, as principal operations center for the Training unit.

        Internationally, the Company leases a 150,000 square foot warehousing facility in Brunssum, The Netherlands, a 23,000 square foot office building in Delft, The Netherlands, and an 18,000 square foot office and warehouse facility in Sevran, France. All of these properties are utilized by the Company's Enraf-Nonius subsidiary.

        The Company believes that its facilities, whether leased or owned, are properly maintained and adequate to meet its current needs and should continue to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        LASERMEDICS SALES CORP. V. HENLEY HEALTHCARE, INC. This is a breach of contract action wherein Lasermedics Sales Corp. ("LSC") alleges that the Company breached a Special Representation Agreement executed by the parties in May 1992. LSC is seeking in excess of $1.5 million in damages, contending that the Company failed to pay certain commissions to LSC, failed to pay an agreed upon monthly fee, failed to issue warrants to LSC following the Company's January 1993 initial public offering, and failed to pay LSC for its return of the warrants. The United States District Court for the Southern District of New York has ordered that the dispute be arbitrated. No arbitration date has been set although the Company is seeking to have the arbitration scheduled for July 2000. The Company denies the allegations asserted by LSC and contends that LSC is not entitled to any damages. The Company has asserted a counter-claim against LSC and a third-party claim against a principal of LSC. Henley intends to vigorously defend against LSC's claims.

        QUITAM Action. The Company has been advised that it is the subject of a whistleblower suit filed in Tampa, Florida. The Company has not been served with the complaint but has obtained a copy of the suit from the United States District Court of the Middle District of Florida. The suit was initiated by a former employee of Rehabilicare, Inc., and the United States Government has intervened as a coplaintiff under the False Claims Act.

        The suit alleges that Rehabilicare, Inc., Staodyn, Inc. (a corporation acquired through a subsidiary of Rehabilicare in 1998), and the Company (from which Rehabilicare acquired certain assets of a division in 1998), improperly filed approximately 500,000 Medicare claims, that they were overpaid more than $120,000,000 on such claims and that the total statutory amount recoverable under the suit could be $15.4 billion. The suit is based primarily on an allegation that all three companies submitted claims to the government on the basis of certificates of medical necessity faxed from physicians, rather than on signed originals, but also alleges that the companies altered those certificates and overbilled for accessories contained in a "standard medicare kit."

        Based on a limited review of the complaint, the Company believes that only a small number of the claims in dispute were conducted by the Company prior to the sale of this business in 1998 to Rehabilicare. The Company also believes that the claims in the complaint are without merit, and intends to vigorously defend and seek dismissal of the suit.

        The Company is also currently involved in certain routine litigation. Management believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's common stock for calendar years 1999 and 1998 on The Nasdaq SmallCap Market:

CALENDAR PERIOD                                      HIGH        LOW
---------------                                     ------     ------
1999:
First Quarter..................................     $3.375     $2.000
Second Quarter.................................      2.937      1.500
Third Quarter..................................      2.406      0.625
Fourth Quarter.................................      3.187      0.937

1998:
First Quarter..................................     $7.250     $4.625
Second Quarter.................................      7.000      5.125
Third Quarter..................................      5.875      2.562
Fourth Quarter.................................      4.875      2.000


        The Company has authorized 20,000,000 shares of common stock, par value $.01 per share. As of March 31, 2000, there were 7,257,570 shares issued and outstanding and 267 shareholders of record, although the Company believes that there are other persons who are beneficial owners of the Company's securities held in "street" names. All shares of common stock currently outstanding are validly issued, fully paid and nonassessable.

RECENT SALES OF UNREGISTERED SECURITIES

        During August 1999, the Company sold 50,000 shares of common stock to a private investor for $2.00 per share pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended.

        In January 2000, the Company sold in a private placement three-year warrants to purchase 2,180,167 shares of Common Stock and five-year warrants to purchase 114,835 shares of Common Stock to approximately 33 accredited individuals and entities. The three- and five-year warrants were sold for $.10 and $.20 each, respectively, and are both exercisable at an exercise price of $3.00 per share. The private placement was made pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

GENERAL

        The Company's principal business strategies are to (i) expand distribution channels and explore new markets, (ii) maximize the utilization of existing facilities for increased productivity, (iii) achieve and maintain profitability, (iv) reduce long-term indebtedness, and (v) obtain approval from the FDA to market and sell the MicroLight 830(TM) in commercial quantities for human application.

        Through 1998, the Company pursued a strategy of consolidating the highly fragmented physical therapy and rehabilitation industry and grew significantly as a result of acquisitions. All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The historical results of operations do not fully reflect the operating efficiencies and improvements that may be achieved by integrating the acquired businesses and product lines.

        The Company's ability to manage its growth will require the Company to continue to invest in its operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company.

        The Company's operating results may also fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industry, seasonal trends in sales, capital expenditures, new acquisitions and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

RESULTS OF OPERATIONS

        Since the acquisition of Enraf-Nonius in May 1998, the Company has generally operated Enraf-Nonius as a distinct and separate unit from the Company's operations in the United States. Accordingly, the following discussion of results of operations is presented separately for Henley Healthcare, Inc.-U.S. and Enraf-Nonius. Additionally the results of operations exclude all amounts related to the Homecare division which was sold during August 1998 and has been reflected as discontinued operations in the accompanying financial statements.

CONTINUING OPERATIONS

    FISCAL 1999 COMPARED TO 1998

    HENLEY HEALTHCARE, INC. -- US

        The Company's sales revenue in fiscal 1999 amounted to approximately $18,805,000 reflecting a decrease of approximately $5,092,000 or 21.3 percent under the amount reported for fiscal year 1998. The decrease was primarily due to various factors that resulted in decreased sales. The primary factor for this decrease was the sale of the Company's Homecare division in the third quarter of 1998 and the loss of the associated sales revenue. Secondly, reductions in medical care reimbursements mandated by the Balanced Budget Act of 1997 resulted in a material reduction in sales of the Company's Cybex brand equipment. Finally, a fire at the Company's primary manufacturing facility in Houston, Texas in 1999 temporarily but significantly diminished the Company's capacity to manufacture and deliver its products. Net loss from operations for fiscal 1999 amounted to approximately $4,031,000 compared to a net loss of approximately $4,813,000 in fiscal 1998. The decrease in net loss resulted in large part from decreased operating expenses related to certain cost-reduction measures undertaken by the Company. The cost reduction measures included a significant reduction in employees and related overhead and the consolidation of several of the Company's smaller operations into a centralized location. The Company has substantially repaired the fire damage to its primary manufacturing facility and believes that the 1999 amendments to the Balanced Budget Act of 1997 will result in higher medical care reimbursements than those experienced in 1999. Despite these improvements, however, the Company has and will continue to have a significant and increasing working capital deficit and will continue to be restricted in the use of its operating revenues. These factors will continue to materially and adversely affect the Company's ability to purchase supplies and raw materials and to manufacture and deliver its products until the Company is able to obtain substantial working capital and satisfy its outstanding debt obligations by renegotiating its Line of Credit and selling substantial amounts of its equity securities.

        The Company's gross profit for fiscal 1999 was approximately $6,565,000 compared to approximately $8,861,000 for fiscal 1998. Gross margin as a percentage of sales in 1999 decreased to 35.1 percent from 37.1 percent in 1998. The decrease in gross margin as a percentage of sales is primarily the result of higher costs of raw materials due to the Company's inability to take advantage of volume discounts for lack of sufficient cash working capital. Our lack of working capital has also caused certain of the Company's suppliers to charge higher prices for supplies purchased by the Company and to demand cash payment for such supplies upon delivery. Additionally, a fire at the Company's primary facility in Houston in 1999 resulted in significant delays in product shipments and an overall reduction in operating efficiency.

        Sales, general and administrative expenses decreased by approximately $2,878,000, from approximately $10,659,000 in 1998 to approximately $7,781,000 in 1999, a decrease of approximately 23.8 percent. Sales, general and administrative costs decreased as a percentage of revenues from approximately
43.9 percent for 1998 to approximately 41.5 percent for 1999. This decrease was due primarily to decreased sales and general and administrative costs related to the consolidation of several of the Company's smaller operations. This consolidation also reduced the overall number of employees, as many former sales employees became self-employed independent sales representatives. The reduction in employees also had the related effect of a, decreasing in the Company's contributions to various employee benefits programs.

        Research and development expense increased by approximately $10,000 from approximately $183,000 in 1998 to approximately $193,000 in 1999, an increase of approximately 5.5 percent. The increase was primarily due to additional costs incurred in 1999 relating to the clinical trials of the Company's MicroLight 830(TM) product. As a percentage of sales, research and development costs increased from 0.8 percent in 1998 to 1.0 percent in 1999. This was due, in part, to a decreased revenue base in 1999 from the recently discontinued operations

        Depreciation and amortization expense increased by approximately $702,000, from approximately $1,623,000 in 1998 to approximately $2,325,000 in 1999, a decrease of approximately 18.4 percent. This increase was primarily a result of an accelerated amortization of a discontinued line.

        Interest expense for 1999 was approximately $1,114,000 compared to approximately $1,214,000 in 1998. The decrease in interest expense was primarily a decrease in average borrowings from 1998 to 1999, which was offset by increases in interest rates on the outstanding borrowings.

        Other income increased to approximately $208,000 in 1999 compared to approximately $5,000 recorded in 1998. The increase was primarily the result of decreased depreciation associated with the amortization of Cybex goodwill.

        Income tax expense in 1999 increased by approximately $678,000 over 1998 income tax expense. This increase was due primarily to income generated by Enraf-Nonius. As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $14 million that may be available to offset future taxable income. The carryforwards will begin to expire in the year 2005. A valuation allowance was provided to fully reserve the net deferred tax asset due to realization uncertainties regarding future operating results. Furthermore, changes in ownership, as defined by the Internal Revenue Code, could limit the Company's ability to utilize these carryforwards.

ENRAF-NONIUS

        Historically, Enraf-Nonius has experienced operating losses due to large expenses from certain operating inefficiencies. Subsequent to the acquisition, the Company's management has implemented various programs to reduce costs and improve operating efficiencies.

        For the year ended December 31, 1999, Enraf's revenues were $38,622,000 which resulted in gross profit of $11,510,000 or 29.8 percent and a net loss of $293,000 or (0.8) percent. During the seven-month period from May 1998, the date of the Company's acquisition of Enraf, through December 31, 1998, Enraf generated revenues of $18,035,000 which resulted in gross profit of $6,711,000 or 37.2 percent and net income of $575,000 or 3.2 percent. The decrease in gross margin in 1999 compared to 1998 resulted primarily from a decline in sales of Enraf's high-margin core products. Operating expenses for the year ended December 31, 1999, were approximately $10,350,000 or 26.8 percent of revenue. Operating expenses for the seven-month period ended December 31, 1998, were approximately $5,638,000 or 58.2 percent of revenue.

        Effective January 1, 1999, Enraf-Nonius assumed the sales and marketing functions for Henley's core products in

Europe, Australia and Africa. Management believes that the continued successful implementation of cost reductions and the potential synergies to be gained by combining Henley's core products with Enraf-Nonius' international distribution system will enable Enraf-Nonius to continue to generate positive cash flow.

DISCONTINUED OPERATIONS

        The Company sold its Homecare division in August of 1998. The Homecare division had revenue of $3,493,000 in 1998 through the date of sale. Net loss from the operations of the Homecare division during 1998 was $502,000.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Company had a working capital deficit of approximately $11,000,000. Currently, nearly all of the Company's revenue from its operations is immediately applied to the outstanding balance of its matured Line of Credit as a result, the Company's only current sources of liquidity consist primarily of proceeds from the sale of its equity securities and funds held at the end of fiscal year 1999. This working capital deficit has since increased because of the restrictions on the Company's use of its revenues from operations. The combined effects of this working capital deficit and the restrictions on the use of its revenues has materially and adversely affected the Company's ability to purchase supplies and raw materials and to manufacture and deliver products.

        The Company has an Amended Loan Agreement with Comerica that provides for (i) a revolving loan ("Line of Credit"), which permitted borrowings up to $6,000,000 through March 3, 2000 and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000
("Term Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest, through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (8.5 percent at December 31, 1999) plus (i) five percent per annum for the Line of Credit, and (ii) three and one-half percent per annum for the three term loans. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. As of December 31, 1999, the Company had no amounts available for borrowing under the Line of Credit as its borrowings exceeded its borrowing base by approximately $1,000,000 and the Line of Credit became due and payable in full on March 3, 2000. This amount has since increased to approximately $1,900,000 and will likely continue to increase in the future unless the Company is, among other factors, successful in negotiating a replacement credit facility and obtaining significant additional equity financing.

        The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At December 31, 1999, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the Line of Credit or the related term notes as of March 31, 2000, such debt has been classified as a current liability in the accompanying balance sheet as of December 31, 1999. Additionally, the Company did not make a scheduled loan payment of approximately $1,500,000 due on May 1, 1999 under the Maxxim Note described below. Further, the Maxxim Note has a additional $1,500,000 payment scheduled for May 1, 2000. As a result, at December 31, 1999, the Company had a working capital deficit of $11,297,000 and a current ratio of 0.63 to 1.

       Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a bank in The Netherlands, (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,817,000 at December 31, 1999, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at December 31, 1999) plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets, and renews annually. At December 31, 1999, there were no funds available for borrowing under this revolving credit facility.

        In connection with an agreement entered into in April 1996 with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory Note in the principal amount of $7 million (the "Note"). The Note is subordinated to the Line of Credit and Term Notes with Comerica, and is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2 percent per annum and increasing annually 2 percent per annum. The indebtedness under the Note is secured by a second lien in substantially all of the assets of the Company. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. Payments totaling approximately $3,000,000 to Maxxim will be due by May 1, 2000 under the Note (including approximately $1,500,000 that was due May 1, 1999). The Company is currently in negotiations with Maxxim concerning the timing and amounts of the required principal payments. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering. The Note is convertible into common stock at a conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection.

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

        In April 1999, the Company sold 750 shares of its newly issued $1,000 per share Series C Convertible Preferred Stock resulting in $576,717 of net proceeds to the Company. Each share of the Series C Preferred Stock is convertible into common stock at the lesser of (i) 87% of the average closing bid price for the Company's Common Stock as reported by Nasdaq for any three consecutive trading days chosen by the holder of the Series C Shares during the period beginning on the twentieth day prior to the conversion date for such conversion and ending on such conversion date, or (ii) $2.875. The proceeds from this sale were used primarily to repay penalties and accrued dividends outstanding related to the Company's Series A Preferred Stock.

        The Company must quickly procure substantial amounts of working capital in order to successfully continue its operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations under the Line of Credit and the Maxxim Note, as well as to pay its outstanding trade payables and overdue royalty obligations. In order to procure such working capital, the Company must quickly renegotiate its Line of Credit and sell substantial amounts of its equity securities. If the Company is not successful in quickly eliminating or reducing its working capital deficit and fully satisfying its outstanding debt obligations by obtaining sufficient financing, the Company will not be able to continue its current operations and there will be substantial doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

INTERNATIONAL CURRENCY FLUCTUATIONS AND EURO CONVERSION

        The Company has arrangements with several foreign distributors to distribute products in Europe, Southeast Asia, the Far East, Central America and South America. In addition, the Company obtains certain supplies from foreign suppliers. The acquisition of Enraf-Nonius has also significantly expanded the Company's foreign operations. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), varying economic and political conditions, cultures and business practices in different countries or regions, regulation of fund transfers by foreign governments, overlapping or differing tax structures, and United States and foreign export and import duties and tariffs. Fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which the Company operates will affect the results of the Company's international operations reported in U.S. dollars. Over one-half of the Company's total sales for 1999 were in currencies other than U.S. dollars. In addition, the Company may make loans to and/or receive dividends and loans from certain of its foreign subsidiaries and may suffer a loss as a result of adverse exchange rate movements between the relevant currencies. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company.

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

YEAR 2000 COMPLIANCE

        The Year 2000 (the "Y2K") issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive, such as products, alarm systems and telephone systems, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process data, and may materially impact the Company's financial condition.

        Prior to and during 1999, the Company undertook various comprehensive initiatives intended to ensure that it was prepared for the Y2K issue. Consequently, the Company has not encountered any significant Y2K failures, and is not aware of any Y2K issues that have been encountered by any third party with whom it does business, which could materially affect the Company's operations. The amounts charged to expense in 1999, as well as the amounts anticipated to be charged to expense related to the Y2K compliance issue are miniscule and not expected to be material to the Company's financial position, results of operation or cash flows.

ITEM 7. FINANCIAL STATEMENTS

        The information required hereunder is included in this report as set forth in the "Index to Financial Statements."

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          ------
Report of Independent Public Accountants..................................   22

Consolidated Balance Sheet................................................   23

Consolidated Statements of Operations and Comprehensive Loss..............   24

Consolidated Statements of Stockholders' Equity...........................   25

Consolidated Statements of Cash Flows.....................................   26

Notes to Consolidated Financial Statements................................ 27-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Henley Healthcare, Inc.:

        We have audited the accompanying consolidated balance sheet of Henley Healthcare, Inc. (a Texas corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henley Healthcare, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1999, the Company incurred a net loss of $5.3 million and had a working capital deficit at December 31, 1999, of $11million. As of December 31, 1999, and through March 31, 2000, the Company was in default of certain financial and other covenants under its bank line of credit which expired March 3, 2000. The Company also has a past due loan payment totaling $1.5 million and another loan payment totaling approximately $1.5 million due on May 1, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

Houston, Texas
March 31, 2000

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                   DECEMBER 31,
                                                                                       1999
                                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $    535,294
    Accounts receivable, net of allowance for doubtful
       accounts of $756,407 ....................................................      7,695,984
    Inventory ..................................................................     11,264,286
    Prepaid expenses ...........................................................        220,643
    Other current assets .......................................................        116,200
                                                                                   ------------

    TOTAL CURRENT ASSETS .......................................................     19,832,407

PROPERTY, PLANT AND EQUIPMENT, net .............................................      5,901,070
INTANGIBLE AND OTHER LONG-LIVED ASSETS, net ....................................     17,315,359
                                                                                   ------------

    TOTAL ASSETS ...............................................................   $ 43,048,836
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Lines of credit ............................................................   $  9,670,200
    Current maturities of long-term debt .......................................      7,324,205
    Accounts payable ...........................................................      7,220,012
    Accrued expenses and other current liabilities .............................      6,707,485
                                                                                   ------------

    TOTAL CURRENT LIABILITIES ..................................................     30,921,902

INTEREST PAYABLE ...............................................................        364,774
LONG-TERM DEBT, net of current maturities ......................................      4,579,711
OTHER LONG-TERM LIABILITIES ....................................................      3,100,000
                                                                                   ------------

    TOTAL LIABILITIES ..........................................................     38,966,387
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series A Preferred stock - $.10 par value; 5,000 shares
      authorized; 1,035 shares issued and outstanding ..........................            103
    Series B Preferred stock - $.10 par value; 8,000 shares
      authorized; 4,700 shares issued and outstanding ..........................            470
    Series C Preferred stock - $.10 par value; 2,250 shares
      authorized; 750 shares issued and outstanding ............................             75
    Common stock - $.01 par value; 20,000,000 shares authorized;
      6,411,139 shares issued; 6,132,139 shares outstanding ....................         64,111
    Additional paid-in capital .................................................     29,337,454
    Cumulative translation adjustment ..........................................       (493,528)
    Accumulated deficit ........................................................    (24,600,057)
    Treasury stock, at cost, 279,000 common shares .............................       (226,179)
                                                                                   ------------

    TOTAL STOCKHOLDERS' EQUITY .................................................      4,082,449
                                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     43,048,836
                                                                                   ============

                  The accompanying notes are an integral part
                   of this consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                      YEAR ENDED DECEMBER 31,
                                                                       1999             1998
                                                                    ------------    ------------

NET SALES .......................................................   $ 57,349,625    $ 41,931,617
COST OF SALES ...................................................     39,275,096      26,359,735
                                                                    ------------    ------------
GROSS PROFIT ....................................................     18,074,529      15,571,882

OPERATING EXPENSES:
   Selling, general and administrative ..........................     15,948,260      14,654,443
   Research and development .....................................      1,044,056       1,067,149
   Depreciation and amortization ................................      3,657,138       2,381,825
                                                                    ------------    ------------
LOSS FROM CONTINUING OPERATIONS .................................     (2,574,925)     (2,531,535)

INTEREST EXPENSE ................................................      1,845,950       1,711,566
GAIN ON INVOLUNTARY CONVERSION AND OTHER, net ...................        250,985          (4,738)
                                                                    ------------    ------------
LOSS FROM CONTINUING OPERATIONS, before taxes ...................     (4,671,860)     (4,238,363)
PROVISION FOR INCOME TAXES ......................................        678,000            --
                                                                    ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS .............................     (5,349,860)     (4,238,363)

DISCONTINUED OPERATIONS:
   Loss from Operations of Homecare Division ....................           --          (501,785)
   Loss on Disposal of Homecare Division ........................           --        (1,091,035)
                                                                    ------------    ------------
NET LOSS ........................................................   $ (5,349,860)   $ (5,831,183)
                                                                    ============    ============
Preferred Stock Dividends .......................................       (768,617)     (2,268,158)
                                                                    ------------    ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS .......................   $ (6,118,477)   $ (8,099,341)
                                                                    ============    ============
------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE INFORMATION:
BASIC AND DILUTIVE
   Loss from Continuing Operations ..............................   $      (1.06)   $      (1.30)
   Loss from Operations of Homecare Division ....................           --             (0.10)
   Loss on Disposal of Homecare Division ........................           --             (0.22)
                                                                    ------------    ------------
   Net Loss per Common Share - basic and dilutive ...............   $      (1.06)   $      (1.61)
                                                                    ============    ============
   Shares used in computing basic and dilutive earnings per share      5,786,791       5,023,649
                                                                    ============    ============
------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS:
   Net loss .....................................................   $ (5,349,860)   $ (5,831,183)
   Foreign currency translation gain (loss) .....................       (934,684)        441,156
                                                                    ------------    ------------
   Total Comprehensive Loss .....................................   $ (6,284,544)   $ (5,390,027)
                                                                    ============    ============

                  The accompanying notes are an integral part
                   of this consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                      SERIES A            SERIES B           SERIES C
                                                   PREFERRED STOCK     PREFERRED STOCK    PREFERRED STOCK
                                                  -----------------   -----------------  -----------------
                                                  SHARES  PAR VALUE   SHARES  PAR VALUE  SHARES  PAR VALUE
                                                  ------  ---------   ------  ---------  ------  ---------
BALANCE AT DECEMBER 31, 1997 ..................     --      $ --        --     $ --       --     $ --

Issuance of common stock for acquisitions .....     --        --        --       --       --       --
Issuance of preferred stock - Series A ........    2,500       250      --       --       --       --
Warrants issued with preferred stock - Series A     --        --        --       --       --       --
Conversion of debt to common stock ............     --        --        --       --       --       --
Issuance of preferred stock - Series B ........     --        --       4,700      470     --       --
Warrants issued with preferred stock - Series B     --        --        --       --       --       --
Dividends on preferred stock - Series A .......     --        --        --       --       --       --
Dividends on preferred stock - Series B .......     --        --        --       --       --       --
Issuance of common stock for cash .............     --        --        --       --       --       --
Translation Adjustment ........................     --        --        --       --       --       --
Net loss ......................................     --        --        --       --       --       --
                                                  ------    ------    ------   ------   ------   ------
BALANCE AT DECEMBER 31, 1998 ..................    2,500    $  250     4,700   $  470

Issuance of preferred stock - Series C ........     --        --        --       --        750       75
Conversion of preferred stock to common stock .   (1,465)     (147)     --       --       --       --
Issuance of common stock for cash .............     --        --        --       --       --       --
Issuance of common stock for services .........     --        --        --       --       --       --
Dividends on preferred stock - Series A .......     --        --        --       --       --       --
Dividends on preferred stock - Series B .......     --        --        --       --       --       --
Dividends on preferred stock - Series C .......     --        --        --       --       --       --
Issuance of warrants for cash .................     --        --        --       --       --       --
Issuance of warrants for services .............     --        --        --       --       --       --
Translation Adjustment ........................     --        --        --       --       --       --
Net loss ......................................     --        --        --       --       --       --
                                                  ------    ------    ------   ------   ------   ------
BALANCE AT DECEMBER 31, 1999 ..................    1,035    $  103     4,700   $  470      750   $   75
                                                  ======    ======    ======   ======   ======   ======

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                  (CONTINUED)


                                                         COMMON STOCK          ADDITIONAL      OTHER
                                                    -----------------------     PAID-IN    COMPREHENSIVE
                                                      SHARES     PAR VALUE      CAPITAL        INCOME
                                                    ---------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1997 ..................     3,473,897   $    34,738   $14,117,079   $      --

Issuance of common stock for acquisitions .....       188,308         1,883     1,195,117          --
Issuance of preferred stock - Series A ........          --            --       2,257,364          --
Warrants issued with preferred stock - Series A          --            --         825,541          --
Conversion of debt to common stock ............     2,000,000        20,000     4,311,041          --
Issuance of preferred stock - Series B ........          --            --       4,079,862          --
Warrants issued with preferred stock - Series B          --            --         846,747          --
Dividends on preferred stock - Series A .......          --            --            --            --
Dividends on preferred stock - Series B .......          --            --            --            --
Issuance of common stock for cash .............        50,000           500       149,500          --
Translation Adjustment ........................          --            --            --         441,156
Net loss ......................................          --            --            --            --
                                                    ---------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1998 ..................     5,712,205   $    57,121   $27,782,251   $   441,156

Issuance of preferred stock - Series C ........          --            --         576,717          --
Conversion of preferred stock to common stock .       616,562         6,166       222,945          --
Issuance of common stock for cash .............        25,000           250        49,750          --
Issuance of common stock for services .........        57,372           574       136,938          --
Dividends on preferred stock - Series A .......          --            --            --            --
Dividends on preferred stock - Series B .......          --            --         212,493          --
Dividends on preferred stock - Series C .......          --            --         173,646          --
Issuance of warrants for cash .................          --            --         146,068          --
Issuance of warrants for services .............          --            --          36,646          --
Translation Adjustment ........................          --            --            --        (934,684)
Net loss ......................................          --            --            --            --
                                                    ---------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1999 ..................     6,411,139   $    64,111   $29,337,454   $  (493,528)
                                                    =========   ===========   ===========   ===========

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                  (CONTINUED)

                                                                           TREASURY STOCK             TOTAL
                                                  ACCUMULATED        -------------------------    STOCKHOLDERS'
                                                    DEFICIT           SHARES          COST           EQUITY
                                                  ------------       ---------    ------------    ------------
BALANCE AT DECEMBER 31, 1997 ..................   $(10,382,240)       (279,000)   $   (226,179)   $  3,543,398

Issuance of common stock for acquisitions .....           --              --              --         1,197,000
Issuance of preferred stock - Series A ........           --              --              --         2,257,614
Warrants issued with preferred stock - Series A           --              --              --           825,541
Conversion of debt to common stock ............           --              --              --         4,331,041
Issuance of preferred stock - Series B ........           --              --              --         4,080,332
Warrants issued with preferred stock - Series B           --              --              --           846,747
Dividends on preferred stock - Series A .......     (1,436,609)           --              --        (1,436,609)
Dividends on preferred stock - Series B .......       (831,549)           --              --          (831,549)
Issuance of common stock for cash .............           --              --              --           150,000
Translation Adjustment ........................           --              --              --           441,156
Net loss ......................................     (5,831,183)           --              --        (5,831,183)
                                                  ------------       ---------    ------------    ------------
BALANCE AT DECEMBER 31, 1998 ..................   $(18,481,581)       (279,000)   $   (226,179)   $  9,573,488

Issuance of preferred stock - Series C ........           --              --              --           576,792
Conversion of preferred stock to common stock .           --              --              --           228,964
Issuance of common stock for cash .............           --              --              --            50,000
Issuance of common stock for services .........           --              --              --           137,512
Dividends on preferred stock - Series A .......       (382,478)           --              --          (382,478)
Dividends on preferred stock - Series B .......       (212,493)           --              --              --
Dividends on preferred stock - Series C .......       (173,646)           --              --              --
Issuance of warrants for cash .................           --              --              --           146,068
Issuance of warrants for services .............           --              --              --            36,646
Translation Adjustment ........................           --              --              --          (934,684)
Net loss ......................................     (5,349,859)           --                        (5,349,859)
                                                  ------------       ---------    ------------    ------------
BALANCE AT DECEMBER 31, 1999 ..................   $(24,600,057)       (279,000)   $   (226,179)   $  4,082,449
                                                  ============       =========    ============    ============

                  The accompanying notes are an integral part
                   of this consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                  1999            1998
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss ............................................................   ($5,349,859)   ($5,831,183)

       Adjustments to reconcile net loss to net cash
       used in operating activities:
            Depreciation and amortization expense ..........................     3,657,138      2,381,825
            Interest expense imputed on notes payable ......................          --           37,574
            Provision for doubtful accounts ................................       530,000      1,195,172
            Issuance of common stock for services ..........................        94,146           --
            Gain on involuntary conversion .................................      (669,030)          --
            Non-cash provision for income taxes ............................       678,000           --
            Loss on sale of Homecare division ..............................          --        1,091,035

            Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable ....................     3,332,371     (1,313,522)
             (Increase) decrease in inventory ..............................    (3,128,889)       248,737
             (Increase) decrease in prepaid expenses and other current assets       (1,653)       357,229
             Decrease in other assets ......................................          --          542,618
             Increase (decrease) in accounts payable and accrued liabilities       127,766        923,705
                                                                               -----------    -----------
             Net cash used in operating activities .........................      (730,010)      (366,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired ..................................          --         (269,770)
       Proceeds from disposal of Homecare ..................................          --        3,649,400
       Capital expenditures ................................................        (7,408)    (1,941,832)
                                                                               -----------    -----------
             Net cash provided by (used in) investing activities ...........        (7,408)     1,437,798

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of preferred stock and warrants ..........       722,860      6,474,602
       Proceeds from issuance of common stock ..............................        50,000        150,000
       Payments of dividends and penalties on preferred stock ..............      (470,031)      (143,024)
       Net proceeds from involuntary conversion ............................       872,038           --
       Net proceeds (payments) on lines of credit ..........................     1,021,775     (6,655,006)
       Proceeds from long-term debt ........................................          --        1,260,000
       Principal payments of long-term debt and other liabilities ..........      (479,895)    (2,231,687)
                                                                               -----------    -----------
            Net cash provided by (used in) financing activities ............     1,716,747     (1,145,115)

EFFECT OF TRANSLATION EXCHANGE RATE CHANGES ON CASH ........................      (934,684)       441,156
                                                                               -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................        44,645        367,029

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................       490,649        123,620
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................   $   535,294    $   490,649
                                                                               ===========    ===========

                  The accompanying notes are an integral part
                   of this consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

        Henley Healthcare, Inc. (formerly Lasermedics, Inc.) and Subsidiaries (collectively, the Company) was organized in November 1990 and is an international manufacturer, provider and marketer of diversified products and services in the physical therapy and rehabilitation industry. The Company's customers are located in many parts of the world, with a concentration in the United States and Europe.

        The Company has grown over the last three years through acquisition of businesses and product lines. Consequently, the Company continues to face the challenge of successfully integrating the operations of the acquired businesses and implementing the acquired product lines into its overall business strategy. The Company's future success is dependent on many factors which include, among others, competition, technological changes, generating sufficient sales volume to achieve and maintain profitability and obtaining sufficient financing to fund its stated business objectives. The Company will continue to seek to expand the market for its products. However, markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Future sales growth will depend to some extent upon the ability of the Company to successfully market its current and future products in this competitive environment. Additionally, some of the Company's products are regulated by the United States Food and Drug Administration ("FDA"), from whom the Company is also required to secure clearance prior to marketing certain new products. Lack of clearance or delays in securing such clearance could have a negative impact on sales of such new products.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1999, the Company incurred a net loss of $5.3 million and had a working capital deficit at December 31, 1999, of approximately $1.1 million. As of December 31, 1999, and through March 31, 2000, the Company was in default of certain financial and other covenants under its bank line of credit which expired March 3, 2000. The Company also has a past due loan payment totaling $1.5 million and another loan payment totaling approximately $1.5 million due on May 1, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing and could also pursue a sale of some of its assets, although there can be no assurance that the Company will be successful in any of these financing efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Henley Healthcare, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

        Revenue is recognized when the title passes to the buyer, typically when the product is shipped or services have been rendered. Service revenues and costs of service revenues are not presented separately in the consolidated financial statements as they represent less than four percent of net sales. The Company sells a wide range of products to a diversified base of customers around the world. Net revenue is reported at the estimated net realizable amount from customers.

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

INTANGIBLE AND OTHER LONG-LIVED ASSETS

        Intangible and other assets consists principally of goodwill, acquired trade name rights and other identifiable intangible assets which are being amortized on a straight-line basis over periods of up to 15 years. Goodwill represents the excess of the aggregate purchase price paid by the Company over the fair market value of the tangible and identifiable intangible net assets acquired arising from business acquisitions accounted for under the purchase method. Accumulated amortization at December 31, 1999, was approximately $2,830,000.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles (including goodwill) held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the realizability of its long-lived assets pursuant to the provisions of SFAS No. 121. Based on the Company's analysis of the undiscounted future cash flows for its long-term assets, no impairments have been recognized under SFAS No. 121.

        During the fourth quarter of 1999, the Company discontinued a consulting service line. Accordingly, accumulated amortization was accelerated to fully amortize goodwill associated with the service line, which totaled approximately $1,036,000.

INCOME TAXES

        The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, under which deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax bases of assets and liabilities and their financial statement carrying amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their estimated net realizable value based on an evaluation of the likelihood of the realization of those tax benefits.

LOSS PER SHARE

        In accordance with SFAS No. 128, "Earnings per Share," the Company presents both basic and dilutive net loss per share in its historical financial statements. Basic net loss per common share is based on the weighted average number of shares outstanding during the period, while dilutive net loss per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Dividends attributable to preferred stock (see Note 9) increase the net loss available to common stockholders. Additionally, the Company has separately presented per share information for loss from continuing and discontinued operations due to the sale of the Homecare division in 1998 (see Note 15).

STOCK OPTIONS

        The Company measures compensation cost using APB Opinion No. 25 (APB 25) as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to APB 25, the Company would record deferred compensation expense for stock-based compensation arrangements based on the excess of the market value of the common stock on the measurement date over the exercise price of the common stock option/warrant granted to employees and non-employee directors. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. No compensation expense is recorded if the exercise price of the stock-based compensation grant is equal to or greater than the market price of the Company's common stock on the date of grant.

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

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains and losses during 1999 and 1998 were not material.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission, (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Management is currently evaluating the impact of SAB 101 and does not believe that adoption of this SAB will have a material impact on the Company's financial position or results of operations.

2.  INVENTORY:

        Substantially all of the Company's inventory is pledged as collateral for the Company's line of credit long-term debt. Inventory at December 31, 1999, included the following:

        Raw material...........................        $ 3,949,174
        Work-in-process........................          3,975,478
        Finished goods.........................          3,339,634
                                                       -----------

                                                       $11,264,286
                                                       ===========

3. PROPERTY, PLANT AND EQUIPMENT:

        Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt. At December 31, 1999, property, plant and equipment consisted of the following:

                                                                                 ESTIMATED
                                                                                USEFUL LIFE
                                                                               ------------
        Land...............................................    $  420,000          --
        Buildings and improvements.........................     4,027,883          25 years
        Machinery and equipment............................     4,082,932      3 to 7 years
        Office furniture and fixtures......................       464,828           5 years
                                                               ----------
                                                                8,995,643
        Less -- Accumulated depreciation...................    (3,094,573)
                                                               ----------

                   Property, plant and equipment, net......    $5,901,070
                                                               ==========

4. INTANGIBLE AND OTHER ASSETS:

At December 31, 1999, intangible and other assets consisted of the following:

                                                                                       ESTIMATED
                                                                                      USEFUL LIFE
                                                                                    --------------
     Distribution system ...............................      $ 10,718,000                15 years
     Trade names .......................................         4,325,171                15 years
     Goodwill ..........................................         2,944,577                15 years
     Patents ...........................................         1,361,675           7 to 15 years
     Proprietary training programs .....................           719,405           5 to 10 years
     Other .............................................            77,000          Up to 15 years

                                                                20,145,828
     Less -- Accumulated amortization ..................        (2,830,469)
                                                              ------------

               Intangible and other assets, net ........      $ 17,315,359
                                                              ============

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        The following are included in accrued expenses and other current liabilities at December 31, 1999:

     Payroll and commissions .............................       $1,140,706
     Reserve for contract ................................          455,000
     Preferred stock dividends and penalties .............          246,730
     Vacation payable ....................................          514,000
     Interest payable ....................................          512,273
     Insurance premiums ..................................          447,986
     Professional and other fees .........................          533,292
     Other ...............................................        2,857,498
                                                                 ----------

                                                                 $6,707,485
                                                                 ==========

6. LONG-TERM DEBT:

        The following table summarizes the Company's notes payable and capital lease obligations at December 31, 1999:

     Note payable, Maxxim ...............................       $ 3,000,000
     Term notes, with bank ..............................         3,153,297
     Note payable, Delft ................................         4,067,000
     Capital lease obligations (see Note 11) ............           983,000
     Other notes payable ................................           700,619
                                                                -----------

                                                                 11,903,916
     Less -- Current maturities .........................         7,324,205
                                                                -----------

                                                                $ 4,579,711
                                                                ===========

NOTE PAYABLE, MAXXIM

        In connection with the acquisition of its Henley division in April 1996, the Company issued a convertible promissory note (the Note) to Maxxim Medical, Inc. ("Maxxim".) The Note is convertible into common stock of the Company at a conversion price of $2.00 per share. The Note is payable subject to mandatory redemption requirements of $1.4 million annually beginning on May 1, 1999, with a final payment due May 1, 2001. These mandatory redemptions are subject to premiums starting at 7 percent and decreasing 1 percent each year. The installment premiums are recognized as interest expense on a straight-line basis over the term of the Note. In addition, the Company is required to redeem 40 percent of the Note upon completion of a public offering. The Company also may redeem any or all of the outstanding principal amount of the Note at its option at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. Interest is payable semiannually on November 1 and May 1 of each calendar year at a rate of 2 percent per annum and increasing 2 percent annually on May 1. However, the Company accrues interest related to the Note on a straight-line basis at an average rate of 7.4 percent per annum. Accordingly, $365,000 of accrued interest has been classified as long-term in the accompanying consolidated balance sheet as of December 31, 1999. As of December 31, 1999, and through March 31, 2000, the Company was in default of payments on the Note totaling approximately $1.5 million which were due on May 1, 1999.

        On February 20, 1998, and March 13, 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 outstanding under the Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. Pursuant to the conversion notice, the entire $4 million conversion was applied to the Company's full redemption obligation due in the years 2003 and 2002 and partially to the Company's redemption obligation due in the year 2001 as originally provided in the Note. Additionally, accrued interest totaling $331,041 related to the installment premium was converted to equity in conjunction with the debt conversion.

TERM NOTES WITH BANK

        The Company has an Amended Loan Agreement with a bank providing for (a) a revolving loan arrangement which permits borrowings up to $6,000,000 and (b) two term loans in the amounts of $1,430,000 ("Term Note A") and $1,616,000 ("Term Note B"), respectively. Term Notes A and B are payable in monthly installments of principal plus interest aggregating $32,811. The revolving loan also includes a $250,000 letter-of-credit facility. Interest on the revolving loan and the term loans is payable monthly and is calculated at a rate equal to the Prime Rate (8.5 percent at December 31, 1999) plus (i) five percent per annum for the revolving loan, and (ii) three and one-half percent per annum for the term loans. Term Note A is due on September 30, 2002, and Term Note B is callable by the bank beginning on its fifth anniversary. At December 31, 1999, the balances outstanding under Term Notes A and B were $810,342 and $1,229,955, respectively.

        In February 1998, the Company entered into an agreement with Maxxim whereby it acquired from Maxxim an office/warehouse building located in Sugar Land, Texas, for a purchase price of approximately $1.3 million. The purchase price was financed with a new term note ("Term Note C") with the bank in the principal amount of $1,260,000 with a maturity date of February 12, 2013. At December 31, 1999, the balance outstanding under this term note was $1,113,000. Term Note C bears interest at the prime rate (8.5 percent at December 31, 1999) plus three and one-half percent per annum, is payable in monthly principal installments of $7,000 plus all accrued interest thereon and is subject to the terms and conditions of the Amended Loan Agreement.

LINES OF CREDIT

        The Amended Loan Agreement provides for a revolving loan which permits borrowings of up to $6,000,000, subject to a revised borrowing base calculation derived from the Company's eligible accounts receivable and inventory. The revolving loan, included in the accompanying balance sheet as a line of credit, had an outstanding balance of $5,853,200 at December 31, 1999, and is subject to interest, payable monthly, at the prime rate (8.5 percent at December 31, 1999) plus five percent per annum. At December 31, 1999, no funds were available for borrowings under the revolving loan as the Company's borrowings exceeded its borrowing base by approximately $1.0 million. As of March 31, 2000, the borrowings in excess of the borrowing base were approximately $2.7 million. The revolving loan's maturity date was March 3, 2000. All of the borrowings from the bank are secured by substantially all of the assets of the Company.

        The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply, including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. As of December 31, 1999, the Company was in default of certain of these financial and nonfinancial covenants. While the bank has not demanded payment of the revolving loan, all debt balances with the bank have been classified as a current liability in the accompanying balance sheet as of December 31, 1999. Additionally, the Company is limited in the amount of its capital expenditures, research and development expenditures and dividends. Further, all future acquisitions and major corporate transactions require approval of the bank, as do offerings of securities by the Company.

        On May 29, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Enraf-Nonius, B.V. (Enraf-Nonius), a wholly owned subsidiary of Delft Instruments N.V. (Delft). Enraf-Nonius specializes in the development, manufacture and sale of medical products, including ultrasound and electrical stimulation used in pain management, physical therapy and rehabilitation. The purchase price for Enraf-Nonius was approximately $15,000,000 plus acquisition costs of approximately $800,000. The purchase was financed with short- and long-term notes totaling approximately $7,000,000 from Delft and $8,000,000 from bank financing. Pursuant to acquiring Enraf-Nonius, the Company entered into a revolving credit facility with a Netherlands bank. The agreement provides for aggregate borrowings up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The revolving loan, included in the accompanying balance sheet as a line of credit, had an outstanding balance of $3,817,000 at December 31, 1999, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at December 31, 1999) plus 1 percent per annum. The revolving note is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets, and renews annually. At December 31, 1999, no funds were available for borrowing under this revolving credit facility.

NOTE PAYABLE, DELFT

        The note issued to Delft in connection with the acquisition is payable in equal, semiannual principal amounts of approximately $480,000, commencing June 1, 2000, through December 1, 2004. Interest accrued at 4 percent annually through June 1, 1999, at which point the rate increased to 5 percent through the balance of the note term. Management believes the interest rate on the note approximates the market rate in the Netherlands at the date of acquisition of Enraf. Interest is payable annually commencing June 1, 1999.

OTHER NOTES PAYABLE

        Various notes payable to individuals in connection with acquisitions are payable in monthly aggregate principal installments of $7,336 with maturities from December 1999 through February 2001 at interest rates ranging from 8 percent to prime plus 2 percent. At December 31, 1999, approximately $80,000 in notes payable had matured and had not been paid.

        The estimated fair value of the Maxxim Note amounted to $3,000,000 pursuant to a valuation by an investment banking firm. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the Company's other long-term debt approximates the carrying amount.

        Aggregate maturities of long-term debt are as follows:

For the year ending December 31,
     2000 ...........................................           $ 7,324,205
     2001 ...........................................             1,473,678
     2002 ...........................................               918,000
     2003 ...........................................               924,000
     2004 ...........................................               933,000
          2005 and thereafter .......................               380,000
                                                                -----------

                                                                $11,952,883
                                                                ===========

7. OTHER LONG-TERM LIABILITIES

        The following are included in other long-term liabilities at December 31, 1999:

     Pension reimbursement to Delft ......................     $ 1,533,000
     Reorganization costs reimbursement to Delft .........       1,643,000
                                                               -----------
                                                                 3,176,000
     Less current maturities .............................         (76,000)
                                                               -----------

                                                               $ 3,100,000
                                                               ===========

        The amounts included in other long-term liabilities relate to liabilities incurred pursuant to the Company's acquisition of Enraf-Nonius from Delft Instruments in May 1998. The Company agreed to reimburse Delft Instruments for pensions related to certain employees as they become due and for incremental reorganization costs precipitated by the acquisition. The Company will be required to reimburse Delft Instruments for any pensions paid to the specified employees as they retire. At December 31, 1999, no requests for reimbursement had been made by Delft Instruments and no payments had been made by the Company to Delft Instruments.

        The Company is required to make monthly payments of approximately $7,000, through May 2005, to repay a portion of the reorganization costs. Approximately $84,000 and $50,000 of such costs were paid during the years ended December 31, 1999 and 1998, respectively. Pursuant to an agreement with Delft, entered into in January 1999, payments on the balance of the reorganization liability are payable in quarterly installments over a five year term beginning in January 2000, and are subject to interest at four percent in the first year and five percent thereafter.

8. INCOME TAXES:

        The following is an analysis of the Company's deferred tax assets and liabilities at December 31, 1999:

Deferred tax assets:                                              1999
                                                               -----------

            Accrued expenses and other ....................    $   372,000
            Allowance for doubtful accounts receivable ....        318,000
            Deferred compensation .........................        494,000
            Net operating loss carryforwards ..............      3,358,000
                                                               -----------

                                                                 4,542,000

     Deferred tax liabilities:
            Depreciation and amortization .................       (151,000)
                                                               -----------

     Net deferred tax asset before valuation allowance ....      4,392,000

                 Valuation allowance ......................     (4,392,000)
                                                               -----------

     Net deferred tax asset ...............................         -0-

        The provision for income tax is as follows:

                                                         1999           1998
                                                     -----------    -----------
     Current:
            Federal ..............................   $  (969,000)   $(2,056,000)
            Foreign ..............................       678,000        200,000
                                                     -----------    -----------
                          Total Current                 (291,000)    (1,856,000)

     Deferred:
            Federal ..............................       969,000      2,056,000
            Foreign ..............................          --         (200,000)
                                                     -----------    -----------

                         Total Deferred                  969,000      1,856,000
                                                     -----------    -----------

            Provision for income taxes ...........   $   678,000    $-----0----
                                                     ===========    ===========

       Differences between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 1999 and 1998, are as follows:

                                                  1999             1998
                                              -----------      -----------

     Provision at the statutory rate ....     $(1,585,000)     $(1,983,000)
     Permanent differences and other ....       1,176,000          127,000
     Increase in valuation allowance ....       1,087,000        1,856,000
                                              -----------      -----------

            Total tax provision .........     $   678,000      $----------
                                              ===========      ===========

       In accordance with SFAS No. 109, reductions in the deferred tax valuation allowance associated with deferred tax assets acquired in the Company's acquisition of Enraf-Nonius have been recorded as a reduction of goodwill and other intangibles related to Enraf-Nonius. Accordingly, income tax expense totaling approximately $678,000 has been recorded in the accompanying statement of operations for 1999, which relate to the operations of Enraf-Nonius.

        As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $9,877,000 that may be available to offset future taxable income. The carryforwards will begin to expire in 2005. Between January 1993 and December 1998, the Company completed an initial public offering, had warrants exercised, completed private offerings of securities and made acquisitions of established businesses or product lines. Under Internal Revenue Code Section 382, these activities effected an ownership change and thus severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards.

9.  STOCKHOLDERS' EQUITY:

COMMON STOCK

        In January 1998, the Company acquired all of the issued and outstanding common stock of Garvey Company ("Garvey") for a purchase price of approximately $792,000 plus related acquisition costs of approximately $50,000. The purchase price was paid by the issuance of 120,308 shares of the Company's common stock. The acquisition was accounted for as a purchase.

        In February 1998, the Company purchased substantially all of the assets and assumed certain liabilities associated with AMC Acquisition Corp. ("AMC") for a purchase price of approximately $405,000 plus related acquisition costs of approximately $115,000. The purchase price was paid by the issuance of 68,000 shares of common stock. The acquisition was accounted for as a purchase.

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

        In December 1998, in a private transaction, the Company sold 50,000 shares of its common stock to an individual investor at the then current market price of $3.00 per share. Also, in July 1999, the Company, in a private transaction, sold 25,000 shares of its common stock to an individual investor at the then market price of $2.00 per share.

        During 1999, the Company issued an aggregate of 57,372 shares of common stock in settlement of outstanding obligations or as compensation for services received and recorded the related compensation expense based on the market value of the common shares on the issuance date.

SERIES A, B AND C PREFERRED STOCK

        In March and April 1998, the Company entered into agreements with certain private institutional investors pursuant to which the Company issued 2,500 shares of its Series A convertible preferred stock (the Series A Preferred Stock) for net proceeds of approximately $2.2 million in cash. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of
(a) 75 percent of the average closing bid price for the Company's common stock as reported by Nasdaq for the five trading days prior to conversion or (b) $7.125 for the 1,825 shares issued in March and $6.375 for the 675 shares issued in April. For as long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130 percent of the purchase price. The Series A Preferred Stock shall pay an annual dividend of 4 percent, payable quarterly on each March 31, June 30, September 30 and December 31 in cash or shares of common stock at the Company's option. The Company recorded $68,078 and $78,276 of such dividends during the years ended December 31, 1999 and 1998, respectively. In connection with the agreement, the Company also issued to the investors five-year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at exercise prices ranging from $6.375 to $9.619. The warrants have been recorded at an estimated fair value of $825,541, which was computed using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 5.54 percent to 5.56 percent; expected dividend yield of zero; expected life of five years; and an expected volatility of 70 percent.

        During 1999, an aggregate of 1,465 shares of the Series A Preferred Stock were converted into an aggregate of 616,562 shares of common stock based on the provisions of the agreements under which the Preferred Stock was issued.

        In July and August 1998, the Company entered into two agreements with certain private institutional investors pursuant to which the Company issued 4,700 shares of its Series B convertible preferred stock (the Series B Preferred Stock) for net proceeds of approximately $4.2 million in cash. The Series B Preferred Stock is convertible into the Company's common stock at the lesser of
(a) 110 percent of the average closing bid price for Henley's common stock as reported by Nasdaq for the five trading days prior to issuance date ($5.4425 for 2,500 shares of Series B Preferred Stock sold on July 1, 1998, and $5.175 for 2,200 shares of Series B Preferred Stock sold on August 10, 1998) or (b) 87 percent of the average bid price for any three consecutive days of the 20 days prior to conversion. However, for as long as the Company meets certain quarterly and annual net income and revenue criteria, the conversion price shall not be lower than $3.50. The Series B Preferred Stock bears no dividend. In connection with the agreement, the Company issued to the investors five-year warrants to purchase an aggregate of approximately 362,000 shares of the Company's common stock at exercise prices ranging from $5.87 to $6.00. The warrants have been recorded at an estimated fair value of $846,747, which was computed using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 5.37 percent to 5.51 percent; expected dividend yield of zero; expected life of three years and four months; and an expected volatility range of 62 percent to 65 percent.

        In connection with the issuance of the Series A and Series B Preferred Stock (together, the Preferred Stock), the Company incurred a deemed dividend on each sale. Such dividends are calculated as the discount from fair market value as of the date the Preferred Stock was sold to the investors. This aggregate discount amount of $833,333 for the Series A Preferred Stock and $702,000 for the Series B Preferred Stock has been treated as dividends to the holders of the Preferred Stock and was recorded during the year ended December 31, 1998. Pursuant to the terms of the Preferred Stock, the Company incurred penalties during 1998 and 1999 for not meeting certain deadlines related to the registration of the common stock subject to conversion from the Preferred Stock. Such penalties for the Series A Preferred Stock and the Series B Preferred Stock aggregating $314,400 and $654,250 were recognized as dividends in 1999 and 1998, respectively. The registration statement filed to register the Preferred Stock became effective on January 28, 1999.

        In April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166,667 shares of common stock, for a purchase price of $1,000 per unit, resulting in $576,792 of net proceeds to the Company. The Series C Preferred

Stock bears no dividends and is convertible into common stock at a range from $1.75 to $2.88 per share, provided that the Company achieves specified performance criteria. Initial terms of the Series C Preferred Stock contained a conversion floor price that could be removed if the Company did not attain certain financial milestones. On June 30, 1999 it was determined that the Company did not achieve one of the milestones. As a result of the guaranteed discount created by the removal of the conversion floor price, the Company will incur a deemed dividend in the future for the conversion of the Series C Preferred Stock. This aggregate discount amount of $173,646 has been treated as a dividend to the holders of the Series C Preferred Stock during 1999.

        The proceeds from the issuance of the Series C Convertible Preferred Stock were used primarily to repay outstanding penalties and accrued dividends related to the Series A Preferred Stock. Pursuant to the issuance of the Series C Preferred Stock, the Company amended its agreement with the holders of the Series B Preferred Stock to reduce the conversion price and to reduce the exercise price of warrants sold in connection with the Series B Preferred Stock. Specifically, the conversion price ceiling was lowered from approximately $5.81 to $4.00 per share. Additionally, the exercise price on the warrants held by the Series B Preferred shareholders was reduced from approximately $6.00 per share to $2.64. This reduction of the exercise price on the warrants held by the Series B shareholders represents a deemed dividend for the incremental value of the warrants with the new exercise price versus the previous exercise price. Accordingly, the deemed dividend is reflected as a reduction of income available to common shareholders in the accompanying statements of operations for the year ended December 31, 1999. The deemed dividend of $212,493 was computed based on values calculated using the Black-Scholes option-pricing model.

10. STOCK OPTIONS AND WARRANTS:

        Pursuant to the provisions of the 1996 Non-Employee Director Stock Option Plan (the Director Stock Plan) and the 1996 Incentive Stock Plan (the Incentive Plan), certain of the Company's directors and employees were granted common stock options during fiscal 1999 and 1998 as discussed below. Under these plans, options have been granted at fair market value as of the date of grant. Grants under these plans vest immediately or over three years and have terms of five or ten years. At December 31, 1999, there were 10,000 and 1,064,000 common shares available for issuance under the Director Stock Plan and the Incentive Plan, respectively. A summary of the Company's common stock options and warrants as of December 31, 1999 and 1998, and activity during the years then ended is presented below:

                                                                       1999                            1998
                                                            ----------------------------   --------------------------

                                                                             WEIGHTED                     WEIGHTED
                                                                              AVERAGE                      AVERAGE
                                                              SHARES      EXERCISE PRICE     SHARES    EXERCISE PRICE
                                                            ----------    --------------   ----------  --------------
     Outstanding at beginning of year ...................    2,375,315         $5.59        1,688,776       $5.24
     Canceled/expired ...................................   (1,370,315)         5.82             --          --
     Granted ............................................      667,099          2.66          686,539        6.44
                                                            ----------                     ----------

     Outstanding at end of year .........................    1,672,099         $4.23        2,375,315       $5.59
                                                            ==========         -----       ==========       -----

     Options and warrants exercisable at end of year ....    1,536,099         $4.18        2,311,982       $5.59
                                                                               -----                        -----
     Weighted average fair value of
        options and warrants granted during
        the year ........................................                      $2.15                        $4.25
                                                                               -----                        -----

The following table summarizes the information about stock options and warrants outstanding at December 31, 1999:

                         OPTIONS AND WARRANTS OUTSTANDING        OPTIONS AND WARRANTS EXERCISABLE
                         --------------------------------        --------------------------------
                                                WEIGHTED
                                  WEIGHTED      AVERAGE                             WEIGHTED
                                  AVERAGE       REMAINING                           AVERAGE
RANGE OF           SHARES         EXERCISE      CONTRACTUAL LIFE     SHARES         EXERCISE
EXERCISE PRICES    OUTSTANDING    PRICE         (IN YEARS)           EXERCISABLE    PRICE
---------------    -----------    --------      ----------------     -----------    --------
  $1.00-$3.00        855,039        $2.67             2.8              794,039        $2.69
  $4.00-$5.78        442,060         4.56             2.7              437,060         4.56
  $6.00-$7.88        252,000         6.73             6.4              182,000         6.77
  $8.00-$9.62        123,000         8.77             3.2              123,000         8.77
                     -------                                           -------
                   1,672,099         4.23             3.3            1,536,099         4.18
                   =========                                         =========

        The Company has elected, in accordance with the provisions of SFAS No. 123, to apply APB 25 and related interpretations in accounting for stock options granted to employees and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 1999 and 1998, would approximate the pro forma amounts shown in the table below.

                                                   1999                1998
                                                   ----                ----
     Net loss, as reported ................   $(5,349,860)        $(5,831,183)
     Net loss, pro forma ..................    (5,571,852)         (6,083,445)
     Net loss per common share, as reported   $     (1.06)        $     (1.62)
     Net loss per common share, pro forma .   $     (1.10)        $     (1.66)

        For the years ended December 31, 1999 and 1998, the pro forma values were calculated using the Black-Scholes option pricing model and included the following weighted average assumptions: zero dividends, expected stock price volatility of 75.0 percent and 77.2 percent, risk-free interest rate of 5.2 percent and 5.5 percent, and an expected life of 2.9 years and 9.0 years, respectively.

        At December 31, 1999, the Company received proceeds from the issuance of related Common Stock Warrants in the aggregate amount of $146,068. In January, February and March 2000, the Company received $84,416 in proceeds from the issuance of additional Common Stock Warrants.

        During March 2000, the Company issued 30,738 shares of its Common Stock as compensation for services received. The Company has recorded related compensation expense based on the market price of the Common Stock on the dates of issue.

        In November 1999, the Company offered for sale, in a private placement, three-year and five-year warrants for the purchase of up to an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $0.10 per share and $0.20 per share, respectively. At December 31, 1999, the Company had received proceeds from the sale of warrants of approximately $146,000. During 1999, holders of an aggregate of 125,000 previously outstanding options and 1,245,315 previously outstanding warrants elected not to exercise their rights, and their options and/or warrants expired or were cancelled.

        In connection with their re-election to the board of directors in July 1998, four non-employee directors were each granted a stock option under the Director Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $6.125 per share. Also in July 1998, two employee directors were each granted options under the Incentive Plan to purchase 25,000 shares of the Company's common stock at a price of $6.125 per share, with such options becoming vested over a three-year period contingent upon the continued employment of the directors.

        In connection with their re-election to the board of directors in July 1999, four non-employee directors were each granted a stock option under the Director Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $1.75 per share. In August 1999, a non-employee director was granted an option to purchase 47,060 shares of the Company's common stock at a price of $3.00 per share, as compensation for services rendered. At December 31, 1999, the Company recorded related compensation expense of approximately $37,000 based on the fair value of the option at the date of grant.

11. COMMITMENTS AND CONTINGENCIES:

EXCLUSIVE RIGHTS AGREEMENT

        Under certain agreements with CB Svendsen a/s ("CBS"), the Danish company with whom the Company has worked on the development and marketing of the MicroLight 830(TM) since June 1991, the Company obtained unto perpetuity the sole and exclusive worldwide distribution rights to all low-level laser devices manufactured by or for CBS. In connection with these agreements, the Company is required to pay a 3 percent royalty on revenue generated by the Company on sales of the applicable products. The Company has made no sales of the relevant products and no royalty payments pursuant to the agreements through December 31, 1999.


ROYALTY AGREEMENTS

        In connection with the purchase of the Product Line of Cybex in September 1997, the Company agreed to pay royalties equal to 2 percent of revenues generated by the sale of products from the Product Line for a period of five years. At the Company's option, the agreement can be extended in five-year increments. No royalty payments were made during 1999 and 1998 in connection with sales related to the Cybex Medical trademark. Consequently, Cybex now has the right to terminate the Trademark License upon thirty days written notice to the Company. At December 31, 1999, such notice had not been received by the Company. The Company has recorded related liabilities of approximately $201,817 at December 31, 1999.

        In connection with the acquisition of Enraf-Nonius (see Note 6), the Company agreed to pay royalties to Delft, for a period of seven years. The annual royalty is equal to 1 1/2 percent of revenues generated by the newly acquired segment. This payment is made semiannually and is subject to minimum annual payments of approximately 1 million Dutch Guilders (approximately US$455,000 at December 31, 1999). Royalty payments of approximately $455,000 and $258,000 were made to Delft during the year ended December 31, 1999 and the seven months ended December 31, 1998, respectively.


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

LEASES

        The Company is obligated under various noncancelable operating leases (including certain related-party leases aggregating approximately $8,750 per month) for automobiles, warehousing and office space expiring through May 2005, which are subject to increase for real estate taxes and operating expense escalation. Rent expense charged to operations under these operating leases amounted to approximately $810,000 and $763,000 for the years ended December 31, 1999 and 1998, respectively.

        In connection with the acquisition of Enraf-Nonius, the Company assumed the lease of an office/warehouse building in France. The lease bears interest at a rate of 5 percent annually and is treated as a capital lease for financial reporting purposes. Equal quarterly payments of principal and interest of approximately $47,000 are due through October 1, 2006.

        Minimum future operating and capital lease payments are as follows:

                                                   OPERATING           CAPITAL
                                                   ---------           -------
     2000 ...................................     $  708,780         $  194,000
     2001 ...................................        595,290            123,000
     2002 ...................................        550,000            129,000
     2003 ...................................        541,000            135,000
     2004 ...................................        541,000            142,000
     Thereafter .............................        225,000            260,000
                                                  ----------         ----------

     Total minimum lease payment ............     $3,161,070            983,000
                                                                     ==========

     Less- Interest .........................                               -0-
                                                                     ----------
     PV of future minimum lease payment .....     $  983,000
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


12. RELATED-PARTY TRANSACTIONS:

        In August 1999, a non-employee director was granted an option to purchase 47,060 shares of the Company's common stock at a price of $3.00 per share, as compensation for services rendered. The Company recorded expense for the fair value for the option issued. The fair value was computed using the same assumptions as the pro forma disclosures discussed in Note 10.

13. EMPLOYEE BENEFIT PLANS:

        The Company's 401(k) Savings Plan (the Plan) adopted in fiscal 1996, covers all qualified employees. An officer of the Company serves as trustee of the Plan. The Plan permits participants to contribute up to 15 percent of their base compensation (as defined) each year. The Company has the discretion to match a portion of the participant's contribution up to a maximum of 6 percent of gross pay. The Company elected not to match contributions to the Plan for the years ended December 31, 1999 and 1998.



14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Supplemental cash flow information for each of the years ended December 31, 1999 and 1998, were as follows:

                                                                                               1999             1998
                                                                                               ----             ----
     Cash paid for:
           Interest ...................................................................     $1,684,355       $1,489,000
     Non-cash investing and financing activities:
           Common stock issued in connection with acquisitions ........................           --          1,197,000
           Conversion of note payable and accrued
             interest -- Maxxim into common stock .....................................           --          4,331,041
                 Issuance of common stock and common stock warrants for services ......        174,158             --
     Non-cash provision for income taxes resulting in reduction of goodwill ...........        678,000             --

15. DISCONTINUED OPERATIONS:

        On August 11, 1998, the Company sold all of its assets related to its Homecare operations, including accounts receivable, inventory and property and equipment, for $3,650,000 in cash and the assumption of certain related liabilities. The results of the Homecare division have been reported separately as discontinued operations for the year ended December 31, 1998. Revenues for the Homecare division were $3,492,874 for the period from January 1, 1998 through August 11, 1998. The Company recorded a loss on disposal of the Homecare division for the amount of net assets, including goodwill, exceeding the sales price at the date of sale.

16. SEGMENT REPORTING:

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

        Enraf-Nonius was acquired in May 1998. There were no identifiable segments of the Company's continuing operations prior to the acquisition of Enraf-Nonius. The following tables summarize certain financial information for each of the Company's reportable segments for the years ended December 31, 1999 and 1998:

     1999                                                                HENLEY, U.S.        ENRAF-NONIUS         CONSOLIDATED
     ----                                                                ------------        ------------         ------------
     Revenues from unaffiliated customers ......................        $ 18,727,625         $ 38,622,000         $ 57,349,625
     Depreciation and amortization .............................           2,325,138            1,332,000            3,657,138
     Interest expense ..........................................           1,113,950              732,000            1,845,950
     Gain on involuntary conversion and other, net .............             207,985               43,000              250,985
     Loss from continuing operations ...........................          (5,056,860)            (293,000)          (5,349,860)
     Identifiable assets .......................................          16,134,366           26,914,000           43,048,366
     Capital expenditures ......................................             417,818               37,332              455,150
     Identifiable long-lived assets ............................           9,671,429           13,545,000           23,216,429


     1999                                                                HENLEY, U.S.        ENRAF-NONIUS         CONSOLIDATED
     ----                                                                ------------        ------------         ------------

     Revenues from unaffiliated customers ......................        $ 23,896,617         $ 18,035,000         $ 41,931,617
     Depreciation and amortization .............................           1,622,825              759,000            2,381,825
     Interest expense ..........................................           1,213,566              498,000            1,711,566
     Gain on involuntary conversion and other, net .............              (4,738)                --                 (4,738)
     Income (loss) from continuing operations ..................          (4,813,363)             575,000           (4,238,363)
     Identifiable assets .......................................          22,394,120           28,650,000           51,044,120
     Capital expenditures ......................................           1,600,832              341,000            1,941,832
     Identifiable long-lived assets ............................          11,289,777           19,262,000           30,551,777

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

ITEM 10. EXECUTIVE COMPENSATION.

        The information required in response to this Item 10 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

(B) REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2000.


                                         HENLEY HEALTHCARE, INC.
                                         (Registrant)



                                         By: /s/ MICHAEL M. BARBOUR
                                                 Michael M. Barbour,
                                         (PRESIDENT AND CHIEF EXECUTIVE OFFICER)



                                         By: /s/ JAMES STURGEON
                                                 James Sturgeon
                                         (EXECUTIVE VICE PRESIDENT - FINANCE
                                         AND CHIEF ACCOUNTING OFFICER)


        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 14th day of April, 2000.

           SIGNATURE                                 TITLE
           ---------                                 -----
   /s/ MICHAEL M. BARBOUR                   President, Chief Executive
       Michael M. Barbour                   Officer and Director

   /s/ DAN D. SUDDUTH                       Director
       Dan D. Sudduth

   /s/ CHADWICK M. SMITH                    Medical Director, Chairman of
       Chadwick M. Smith                    the Board and Director

   /s/ KENNETH W. DAVIDSON                  Director
       Kenneth W. Davidson

       ________________________             Director
       Ernest J. Henley, Ph.D.

       ________________________             Director
       Pedro A. Rubio, M.D., Ph.D.

                             HENLEY HEALTHCARE, INC.
                             EXHIBITS TO FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                INDEX OF EXHIBITS

        Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing:


 EXHIBIT
   NO.                                  DESCRIPTION
 -------                                -----------

   2.1     --   Agreement for the Sale and Purchase of the Enraf-Nonius
                Companies, dated March 6, 1998, by and between the Company on behalf of Henley Healthcare B.V. and Delft Instruments Nederland
                B.V., Delft Instruments International B.V., Beheermaatschappij
                Elektroptik B.V., Delft Instruments France S.A., B.V.
                Industriele Houdstermaatschappij Odelca, Enraf-Nonius Technology
                B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik
                GMBH Berlin and N.V. Verenigde Instrumentenfabrieken
                Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K/A as filed on August
                14, 1998).

   2.2     --   Amendment to the Agreement Regarding the Sale and Purchase of
                the Enraf-Nonius Companies, dated May 29, 1998, by and between Henley Healthcare B.V. and Delft Instruments Nederland B.V.,
                Delft Instruments International B.V., Beheermaatschappij
                Elektroptik B.V., Delft Instruments France S.A., B.V.
                Industriele Houdstermaatschappij Odelca, Enraf-Nonius Technology
                B.V., Beheermaatschappij Oldelca B.V., Dimeq Medizinelektronik
                GMBH Berlin and N.V. Verenigde Instrumentenfabrieken
                Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K/A as filed on August
                14, 1998).

   2.3     --   Asset Purchase Agreement by and between Rehabilicare Inc.
                ("Rehabilicare") and the Company dated August 6, 1998.
                (Incorporated herein by reference to Exhibit 2.3 of the Company's Quarterly Report on Form 10-QSB for the period ended
                June 30, 1998 as filed on August 14, 1998).

   3.1     --   Amended and Restated Articles of Incorporation (Exhibit 3.1
                to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 as filed on August 14, 1997.

   3.2     --   Amended and Restated By-Laws (Exhibit 3.2 to the Company's
                Annual Report on Form 10-KSB for the year ended December 31,
                1997 as filed on March 31, 1998)

   3.3     --   Statement of Designation of Series A Preferred Stock (Exhibit
                3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

   3.4     --   Amendment to Articles of Incorporation Amending the Statement
                of Designation of Rights and Preferences of the Series B
                Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K as filed on April
                20, 1999).

   3.5     --   Statement of Designation of Rights and Preferences of the
                Series C Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form
                8-K as filed on April 20, 1999).

   4.1     --   Specimen Form of Common Stock Certificate (Incorporated
                herein by reference to Exhibit 4.1 to the Company's Annual
                Report on Form 10-KSB for the year ended December 31, 1998).

   4.2     --   Specimen Form of Preferred Stock Certificate (Incorporated
                herein by reference to Exhibit 4.2 to the Company's Annual
                Report on Form 10-KSB for the year ended December 31, 1998).

   4.3     --   Specimen Form of Warrant Certificate. (Exhibit 4.2 to the
                Company's Annual Report on Form 10-KSB for the year ended
                December 31, 1995 (File No. 0-28566)).

 EXHIBIT
   NO.                                  DESCRIPTION
 -------                                -----------

   4.4     --   Form of Underwriter's Warrant. (Incorporated herein by
                reference to the Company's Exhibit 4C to the Company's
                Registration Statement on Form S-18 (No. 33-49972) dated July
                22, 1992).

   4.5     --   Form of Subscription Agreement between the Company and the
                Series A Preferred Stock Investors. (Incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May
                15, 1998).

   4.6     --   Form of Stock Purchase Warrant Issued to Series A Preferred
                Stock Investors. (Incorporated herein by reference to Exhibit
                4.2 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998).

   4.7     --   Form of Registration Rights Agreement between the Company and the Series A Preferred Stock Investors. (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May
                15, 1998).

   4.8     --   Registration Rights Agreement dated as of July 1, 1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and The Zanett Securities Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current
                Report on Form 8-K as filed on July 10, 1998).

   4.9     --   Form of Stock Purchase Warrant issued to Lombardier and
                Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed on July 10, 1998).

   4.10    --   Securities Purchase Agreement dated as of July 1, 1998,
                between the Company and Lombardier. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998).

   4.11    --   Registration Rights Agreement dated as of August 10, 1998, by and among the Company, Lombardier, Goldman Sachs Performance
                Partners, L.P. ("Partners") and Goldman Sachs Performance
                Partners (Offshore), L.P. ("Offshore") and Zanett. (Incorporated herein by reference to Exhibit 4.7 of the Company's Quarterly
                Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998).

   4.12    --   Form of Stock Purchase Warrant issued to Lombardier,
                Partners, Offshore and Zanett dated August 10, 1998.
                (Incorporated herein by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-QSB for the period ended
                June 30, 1998 as filed on August 14, 1998).

   4.13    --   Securities Purchase Agreement dated as of August 10, 1998, between the Company, Lombardier, Partners and Offshore.
                (Incorporated herein by reference to Exhibit 4.9 of the Company's Quarterly Report on Form 10-QSB for the period ended
                June 30, 1998 as filed on August 14, 1998).

   4.14    --   Registration Rights Agreement dated as of April 12, 1999 by and among the Company, Zanett Lombardier, Ltd. and Zanett
                Securities Corporation (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on April 20, 1999).

   4.15    --   Form of Series C Warrant (Incorporated herein by reference to
                Exhibit 4.2 to the Company's Current Report on Form 8-K as filed on April 20, 1999).

   4.16    --   Amendment and Exchange Agreement dated as of April 12, 1999 among the Company, Zanett Lombardier, Ltd., Goldman Sachs
                Performance Partners, L.P. and Zanett Securities Corporation
                (Incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K as filed on April 20,
                1999).

   4.17    --   Form of Replacement Series B Warrant (Incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form
                8-K as filed on April 20, 1999).

 EXHIBIT
   NO.                                  DESCRIPTION
 -------                                -----------

   4.18*   --   Form of Warrant to Purchase Common Stock issued to certain accredited investors on January 25, 2000.

   4.19*   --   Form of Subscription Agreement relating to the offering of three-and five-year warrants to purchase common stock.

   10.1    --   1996 Amended and Restated Non-Employee Director Stock Option
                Plan. (Exhibit C to the Company's Proxy Statement on Schedule
                14A dated June 24, 1996 (File No. 0-28566)).

   10.2    --   1996 Incentive Stock Plan. (Exhibit B to the Company's Proxy
                Statement on Schedule 14A dated June 24, 1996 (File No.
                0-28566)).

   10.3    --   Employment Agreement with Michael Barbour dated November 22,
                1996. (Exhibit 10.4 to the Company's Annual Report on Form
                10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

   10.4    --   Consulting Agreement with Chadwick F. Smith, MD dated
                November 22, 1996. (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                0-28566)).

   10.5    --   Asset Purchase Agreement dated November 12, 1996 with MJH
                Medical Equipment and Michael J. Houska. (Exhibit 10.6 to the
                Company's Annual Report on Form 10-KSB for the year ended
                December 31, 1996 (File No. 0-28566)).

   10.6    --   Employment Agreement with Michael J. Houska dated November
                12, 1996. (Exhibit 10.7 to the Company's Annual Report on Form
                10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

   10.7    --   Plan and Agreement of Merger with Health Career Learning
                Systems, Inc. dated November 27, 1996. (Exhibit 10.8 to the
                Company's Annual Report on Form 10-KSB for the year ended
                December 31, 1996 (File No. 0-28566)).

   10.8    --   Stock Purchase Agreement with Paula L. Buhr dated January 24,
                1996. (Exhibit 10.9 to the Company's Annual Report on Form
                10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

   10.9    --   Asset Purchase Agreement with Gatti Medical Supply dated
                January 24, 1996. (Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                0-28566)).

   10.10   --   Master Agreement and Manufacturing Agreement with CB
                Svendsen, a/s dated March 12, 1997. (Exhibit 10.11 to the
                Company's Annual Report on Form 10-KSB for the year ended
                December 31, 1996 (File No. 0-28566)).

   10.11   --   Asset Purchase Agreement with Cybex International, Inc. dated
                September 30, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

   10.12   --   Plan and Agreement of Merger with Garvey Company dated
                January 9, 1998 (Exhibit 10.12 to the Company's Annual Report on
                Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

   10.13   --   Asset Purchase Agreement with AMC Acquisition Corp., Dan D.
                Sudduth, Britton D. Sudduth and Roger W. Dartt dated February
                12, 1998 (Exhibit 10.13 to the Company's Annual Report on Form
                10-KSB for the year ended December 31, 1997 as filed on March
                31, 1998).

   10.14   --   Asset Purchase Agreement with August Schild d/b/a Summer
                Medical dated October 6, 1997 (Exhibit 10.14 to the Company's
                Annual Report on Form 10-KSB for the year ended December 31,
                1997 as filed on March 31, 1998).

 EXHIBIT
   NO.                                  DESCRIPTION
 -------                                -----------

   10.15   --   Subordinated Loan Agreement dated as of May 29, 1998, by and between Delft Instruments Nederland B.V., Henley Healthcare
                B.V., and the Company. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

   10.16   --   Fourth Amendment to Amended and Restated Loan Agreement,
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

   10.22   --   Letter Agreement dated February 20, 1998, between the Company and Maxxim relating to the conversion of the Note (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
                Report for the period ended March 31, 1998 on Form 10-QSB filed on May 15, 1998).

   10.23   --   Letter Agreement dated March 13, 1998, between the Company and Maxxim relating to the conversion of the Note (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly
                Report for the period ending March 31, 1998 on Form 10-QSB filed on May 15, 1998.)

   10.24   --   Securities Purchase Agreement dated as of April 12, 1999,
                between the Company and Zanett Lombardier, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current
                Report on Form 8-K as filed on April 20, 1999).

   10.25   --   Placement Agency Agreement dated as of April 12, 1999,
                between the Company and Zanett Securities Corporation
                (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on April 20,
                1999).

   16.1    --   Letter dated October 24, 1997, from GGK to the Commission
                regarding disclosure in the Company's Form 8-K filed on that date (Exhibit 16.1 to the Company's Current Report on Form 8-K dated October 24, 1997).

   21.1*   --   Subsidiaries of Registrant.

   23.1*   --   Consent of Arthur Andersen LLP

   27.1*   --   Financial Data Schedule.