Form 10KSB/A
period 1999-12-31
HENLEY HEALTHCARE INC
filed 2000-05-01
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

      The issuer's revenues for its most recent fiscal year are $57,349,625

      The aggregate market value of voting stock held by non-affiliates of the registrant on April 25, 2000, based upon the average bid and ask price of the common stock as reported on the Nasdaq SmallCap Market, was $11,953,890. The number of shares of the issuer's common stock, $.01 par value, outstanding as of April 25, 2000 was 7,356,240.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

               CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-KSB/A are forward-looking statements. These forward looking statements include, without limitation, statements regarding the Company's estimate of the sufficiency of its existing capital resources and its ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the timing of regulatory approvals required to market certain of the Company's products. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, it can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

      When used in this Form 10-KSB/A, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Additional Risk Factors" and elsewhere in this Form 10-KSB/A.

      These statements should be read carefully because they discuss the Company's expectations about its future performance, contain projections of its future operating results or its future financial condition, or state other "forward-looking" information. Investors in the Company's common stock should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-KSB/A could substantially harm the Company's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of the Company's common stock could decline, and the investor could lose all or part of their investment.

      The Company cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, the Company undertakes no obligation to update any of the forward-looking statements in this Form 10-KSB/A after the date of this Form 10-KSB/A.

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

      The Company's long-term strategic objectives are to (i) expand distribution channels and explore new markets, (ii) maximize the utilization of existing facilities for increased productivity, (iii) achieve and maintain profitability, (iv) reduce indebtedness, and (v) obtain approval from the United States Food and Drug Administration ("FDA") to market and sell the MicroLight 830(TM) in commercial quantities for human application.

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

      During 1999, the Company's international unit, Enraf-Nonius, entered into an agreement with the Indonesian government under which Enraf would supply to the Indonesian government the Company's products aggregating approximately $30 million over a two-year period. The Company anticipates that this will assist in expanding its marketing and distribution opportunities in that region of the world.

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

      The perpetual rights to use the trademarks Cybex Medical and Enraf-Nonius have been acquired by the Company. The Company is required to pay a royalty of 2% of related sales on the Cybex Medical trademark and 1.5% of related sales on the Enraf-Nonius trademark (with an annual minimum of approximately $500,000) through 2005. During 1999 the Company made royalty payments of approximately $455,000 in connection with sales related to Enraf-Nonius. No royalty payments were made in 1999 in connection with sales related to the Cybex Medical trademark. Consequently, Cybex now has the right to terminate the Trademark License upon thirty days written notice to the Company. Accrued royalties due Cybex at December 31, 1999 were approximately $201,000. At the date of this Form 10-KSB/A, such notice had not been received by the Company.

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

      The Company also estimates that it will incur approximately $500,000 in expenditures for research and development, in the event it obtains FDA approval for human application of the MicroLight 830(TM). Such research and development effort will primarily emphasize additional photobiostimulation applications for the MicroLight 830(TM), such as pain suppression, wound healing and sports injuries, in various medical disciplines including general medicine, dentistry, veterinary medicine, physical therapy, orthopedic surgery, dermatology and reconstructive and cosmetic surgery.

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

                             ADDITIONAL RISK FACTORS

      SHAREHOLDERS AND POTENTIAL INVESTORS IN SHARES OF THE COMPANY'S STOCK SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB/A. THE COMPANY IS IDENTIFYING THESE RISK FACTORS AS IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY IS RELYING UPON THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS AND ANY SUCH STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY ARE QUALIFIED BY REFERENCE TO THE FOLLOWING CAUTIONARY STATEMENTS, AS WELL AS THOSE SET FORTH ELSEWHERE IN THIS FORM 10-KSB/A.

THE COMPANY WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL IN ORDER TO FUND ITS CURRENT OPERATIONS AND TO CONTINUE ITS FUTURE OPERATIONS AND THERE IS SUBSTANTIAL DOUBT AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

      The Company recorded a net loss of approximately $5,350,000 or $1.06 per share for the year ended December 31, 1999 on net sales of approximately $57,350,000 and there can be no assurance that the Company will be able to achieve profitability for the long term. At December 31, 1999, the Company had a working capital deficit of approximately $11,100,000 which has since increased because of restrictions on the Company's use of its collections of revenues from operations. Currently, nearly all of the Company's collections of its revenues from operations are immediately applied to the outstanding balance of its matured line of credit ("Line of Credit") with Comerica Bank - Texas ("Comerica"). As a result, the Company's only current sources of liquidity consist primarily of proceeds from the sale of its equity securities and funds held at the end of fiscal year 1999. The combined effects of this working capital deficit and the restrictions on the use of collections of operating revenues has materially and adversely affected the Company's ability to purchase supplies and raw materials and to manufacture and deliver products. The Company must quickly procure substantial amounts of working capital in order to successfully continue operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations under the Line of Credit and the Maxxim Note, as described below in Item 6, as well as to pay its outstanding trade payables and overdue royalty obligations. In order to procure such working capital, the Company must quickly renegotiate its Line of Credit and sell considerable amounts of its equity securities. If the Company is not successful in quickly eliminating or reducing its working capital deficit and fully satisfying its outstanding debt obligations by obtaining sufficient financing, the Company will not be able to continue its current operations. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company. See Item 6, Liquidity and Capital Resources." Due to these issues, the Company's independent public accountants have qualified their opinion by indicating that there is substantial doubt as to the Company's ability to continue as a going concern.

DUE TO ITS LIMITED NATURE, THE COMPANY'S COMBINED OPERATING HISTORY SHOULD NOT BE RELIED ON AS AN INDICATOR OF THE COMPANY'S FUTURE PERFORMANCE.

      The Company was incorporated in November 1990 to develop a portable hand-held, battery-operated, low-energy laser device to be used to treat soft tissue. Since that time, the Company has completed eleven acquisitions related to the non-invasive pain management and rehabilitation industry. As a result of this rapid growth in its operations, the Company has a limited combined operating history. Although the Company experienced significant revenue growth from fiscal 1998 to fiscal 1999, the Company incurred net losses of approximately $5,350,000 and $5,831,000 for the years ended December 31, 1999 and 1998, respectively. The Company may not be able to successfully integrate the acquired businesses and become profitable in the future. In addition, the Company may experience delays, complications and expenses in integrating acquired businesses. The Company's inability to successfully integrate or operate acquired businesses would have a material adverse effect on its business, financial condition and results of operations.

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

      Competition in the industry from other pain management and rehabilitation device companies, as well as from pharmaceutical companies and biotechnology companies, is intense. Some of the companies with which the Company competes have significantly greater resources, established direct sales organizations and greater experience in the marketing and sales of products through direct distribution. Although the Company believes that the broad range of rehabilitation products the Company sells distinguishes it from such competitors, there can be no assurance that the Company will be able to compete effectively.

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

PRODUCT RECALLS COULD MATERIALLY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

      If a device that the Company designed or manufactured is found to be defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company's products and operations by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. None of the Company's products has been the subject of a recall. However, a recall, especially if accompanied by unfavorable publicity or termination of customer relationships, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

VARIOUS MARKET AND ECONOMIC FACTORS MAY CAUSE THE COMPANY'S FUTURE QUARTERLY OPERATING RESULTS TO VARY.

      The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industries, seasonal trends in sales, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain operational, pricing, service or marketing decisions that could have a material adverse effect on its business, results of operations and financial condition. Due to the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock may be materially adversely affected.

THE COMPANY'S SUCCESS IS HEAVILY DEPENDENT UPON THE RETENTION OF CERTAIN KEY EMPLOYEES.

      The Company's performance is substantially dependent on the performance of its executive officers and key employees, all of whom have worked together for a relatively short period of time. In particular, the services of Michael M. Barbour would be difficult to replace. The Company currently has no employment agreement with Mr. Barbour. The Company has a $3,000,000 key person life insurance policy on the life of Mr. Barbour; however, the proceeds of that policy may not be sufficient to compensate the Company for the loss of Mr. Barbour's services. The Company does not have such policies in place on any of its other employees. The loss of the services of any of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition.

THE COMPANY'S BUSINESS IS SUBJECT TO STRICT REGULATION BY THE U.S. FOOD AND DRUG ADMINISTRATION.

      The development of the MicroLight 830(TM) product and certain of the Company's other products is subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries, and by state regulatory agencies. Under the Food and Drug Act, medical devices must receive FDA clearance before they can be commercially marketed in the United States. The process of obtaining marketing clearance from the FDA for new products can take a number of years and require the expenditure of substantial resources, and may involve rigorous pre-clinical and clinical testing. The time required for completing such testing and obtaining FDA clearance is uncertain, and the Company may not obtain sufficient resources to complete the required testing and regulatory review process. In addition, the Company may not obtain such FDA clearances, or may encounter delays that will adversely affect its ability to commercialize additional products. Delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review of each submitted application. Similar delays may also be encountered in other countries. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. In addition, as can be expected with any investigational device, modifications could be made to the Company's products to incorporate and enhance their functionality and performance based upon new data and design review. The FDA may request additional information relating to product improvements, and could require further regulatory review thereby delaying the testing, approval and commercialization of the Company's development products, and could withhold approval of any such improvement. The FDA can withdraw product approvals due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and criminal prosecution, and could have a material adverse effect on the Company. FDA regulations depend heavily on administrative interpretation, and future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, could adversely affect the Company.

      The MicroLight 830(TM), a Class III medical device, has been defined by the FDA as a "non-significant risk" device. The Company is allowed to conduct clinical trials under an approved Investigational Device Exemption using the MicroLight 830(TM). In August 1997, the FDA accepted the Company's Pre-Investigational Device Exemption Clinical Investigation Plan for a multi-center, double-blind, randomized, clinical study to evaluate the efficacy of the MicroLight 830(TM) in the treatment of carpal tunnel syndrome. These clinical trials are subject to Investigational Device Exemption ("IDE") regulations, including record keeping, adverse event reporting and other clinical study requirements. Pursuant to IDE regulations the Company's clinical researchers are required to be reviewed and approved by an Institutional Review Board to treat human patients for research purposes. The objective of these clinical trials is to evaluate the therapeutic effects of low-level laser energy in pain management, soft tissue trauma and dental applications. The Company has recently concluded specific aspects of independent research studies of the MicroLight 830(TM) at various clinical sites in the U.S. The Company cannot predict whether (i) the results of the various research studies that are being or have been conducted using the MicroLight 830(TM), will demonstrate to the FDA's satisfaction the safety and effectiveness of the MicroLight 830(TM) in treating carpal tunnel syndrome; (ii) the FDA will agree that the design of the studies is satisfactory; (iii) the FDA will not require additional clinical studies; or (iv) the Company will be able to obtain the necessary FDA marketing clearance for the MicroLight 830(TM) on a timely basis, if at all. The FDA's rejection of the clinical design or the data generated could lead to rejection of the application for commercial marketing of the MicroLight 830(TM) and/or the need to conduct additional clinical trials. Until it obtains FDA market clearance, the Company is unable to sell the product in commercial quantities for human application in the U.S. market.

THE COMPANY'S REVENUES MAY BE ADVERSELY AFFECTED BY GOVERNMENT AND THIRD-PARTY REIMBURSEMENT REFORMS.

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

      Although the Company has conducted searches to discover any patents on which its products or their use might infringe and are not aware of any such patents, the Company cannot be certain that no such infringement has or will occur. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, in a suit with another party. The U.S. Patent and Trademark Office could institute interference proceedings with the Company in connection with one or more of its patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The U.S. Patent and Trademark Office or a comparable agency of a foreign jurisdiction could also institute reexamination or opposition proceedings against the Company in connection with one or more of its patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of the patents.

THE CURRENT PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK IS LIMITED AND HIGHLY VOLATILE.

      The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of the Company's securities is highly volatile. The following factors may have a significant effect on the market price of the securities: (i) announcements by the Company or its competitors concerning acquisitions; (ii) technological innovations;
(iii) new commercial products or procedures by the Company or its competitors;
(iv) proposed governmental regulations and developments in both the U.S. and foreign countries; (v) disputes relating to patents or proprietary rights; (vi) publicity regarding actual or potential medical results relating to products sold by the Company or its competitors; (vi) public concern as to the safety of these products; (vii) economic and other external factors; (viii) period-to-period fluctuations; and (ix) financial results.

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

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD BE ADVERSELY AFFECTED BY SALES OF RESTRICTED AND OTHER SECURITIES.

      As of April 25, 2000, there were approximately 7,356,240 shares of the Company's common stock issued and outstanding. Approximately 1,450,000 shares of common stock are issuable upon exercise of employee and director stock options under the Company's non-employee director stock plan and incentive stock plan and will become eligible for sale in the public markets at prescribed times in the future. The Company's issuance of such 1,450,000 shares is registered on a Form S-8 Registration Statement. As of March 31, 2000, other outstanding options were exercisable to purchase approximately 876,000 shares of common stock. The Company also has outstanding warrants which are exercisable into an aggregate of 796,099 shares of common stock. In addition, 1,500,000 shares of common stock are issuable upon conversion of the remaining $3,000,000 principal balance of a convertible promissory note issued to Maxxim Medical, Inc. Lastly, each series of preferred stock is convertible into additional shares of the Company's common stock. The maximum number of shares issuable upon the conversion of the outstanding shares of the Company's Series B and Series C Preferred Stock cannot be precisely determined prior to the conversion decision since the Series B and Series C Preferred Stock have no minimum on the conversion price. Since all of the preferred shares have floating conversion rates, the number of shares issuable upon conversion will vary inversely to the market price of the Company's common stock.

      The issuance and sale of a significant number of shares of common stock upon the exercise of stock options and warrants, the conversion of outstanding preferred stock, or the sales of a substantial number of shares of common stock pursuant to Rule 144 or otherwise, could adversely affect the market price of the common stock.

THE ISSUANCE OF ADDITIONAL COMMON STOCK UPON THE CONVERSION OR EXERCISE OF OUTSTANDING DERIVATIVE SECURITIES COULD RESULT IN DILUTION TO EACH SHAREHOLDER'S PERCENTAGE OWNERSHIP INTEREST AND COULD MATERIALLY AFFECT THE MARKET PRICE OF THE COMMON STOCK.

      A substantial number of shares of common stock are issuable by the Company upon the conversion of the outstanding principal balance of the Maxxim Note, the outstanding shares of the Company's convertible preferred stock and upon the exercise of warrants and options which the Company has issued. Such issuances could result in dilution to a shareholder's percentage ownership interest and could adversely affect the market price of the common stock. Under the applicable conversion formulas of outstanding convertible preferred stock, the number of shares of common stock issuable upon conversion is inversely proportional to the market price of the common stock at the time of conversion (i.e., the number of shares increases as the market price of the common stock decreases). The maximum number of shares of common stock which may be issuable upon conversion of the Series A Preferred Stock is limited by provision which prohibits the applicable conversion price from going below $2.90. However, the Series B and Series C Preferred Stock do not have any such conversion price limitation and there is no maximum to the number of shares which could issue upon conversion of the Series B and Series C Preferred Stock. Therefore, any drop in the market price will increase the potential dilution which could occur upon conversion of the Series B or Series C Preferred Stock, which could, in turn, cause the market price to go lower, and have the effect of creating a declining market price. In addition, the existence of the floating conversion rate preferred stock and, in particular, the absence of a floor price with respect to the Series B and Series C Preferred Stock, could increase the Company's vulnerability to short-selling strategies.

      As a result, an estimated total of approximately 7,100,000 shares of common stock are currently issuable upon the exercise or conversion of such preferred stock, options, warrants, and the Maxxim Note, which, if issued, would represent approximately 50% of the then outstanding shares of common stock and result in a change of control. The number of shares issuable upon the exercise or conversion of each of the common stock equivalents is subject to adjustment upon the occurrence of certain dilutive events.

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

      The Company's proposed operations may not result in sufficient revenues to enable it to operate at a profitable level. The Company has not paid any dividends on its common stock to date, and has no plans to pay any dividends on its common stock for the foreseeable future. However, the Company's Series A Preferred Stock accrues a dividend of 4% per year, payable at the Company's discretion in cash or in shares of common stock based on a share price equal to the closing price of the Company's common stock on The Nasdaq SmallCap Market on the particular dividend date.

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

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock currently trades in and is quoted on The Nasdaq SmallCap Market under the symbol "HENL." The following table sets forth the range of high and low bid prices on the Company's common stock for calendar years 1999 and 1998 on The Nasdaq SmallCap Market:

CALENDAR PERIOD                             HIGH      LOW
---------------                            ------    ------
1999:
First Quarter..........................    $3.375    $2.000
Second Quarter.........................     2.937    1.500
Third Quarter..........................     2.406    0.625
Fourth Quarter.........................     3.187    0.937

1998:
First Quarter..........................    $7.250    $4.625
Second Quarter.........................     7.000     5.125
Third Quarter..........................     5.875     2.562
Fourth Quarter.........................     4.875     2.000

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


RECENT SALES OF UNREGISTERED SECURITIES

      During December 1998, the Company sold 50,000 shares of its common stock to a private investor at $3.00 per share. Also, during July 1999, the Company sold 25,000 shares of its common stock also to a private investor at $2.00 per share. These sales were made pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

GENERAL

      The Company's principal business strategies are to (i) expand distribution channels and explore new markets, (ii) maximize the utilization of existing facilities for increased productivity, (iii) achieve and maintain profitability,
(iv) reduce indebtedness, and (v) obtain approval from the FDA to market and sell the MicroLight 830(TM) in commercial quantities for human application.

      Through 1998, the Company pursued a strategy of consolidating the highly-fragmented physical therapy and rehabilitation industry and grew significantly as a result of acquisitions. All acquisitions were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations for such acquisitions are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The historical results of operations do not fully reflect the operating efficiencies and improvements that may be achieved by integrating the acquired businesses and product lines.

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

      The Company's operating results may also fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industry, seasonal trends in sales, capital expenditures, new acquisitions and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service, marketing or other decisions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

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

CONTINUING OPERATIONS

    FISCAL 1999 COMPARED TO 1998

    HENLEY HEALTHCARE, INC. -- US

      The Company's sales revenue in fiscal 1999 amounted to approximately $18,728,000 reflecting a decrease of approximately $5,169,000 or 21.6 percent under the amount of approximately $23,897,000 reported for fiscal year 1998. The decrease was primarily due to three major factors that resulted in decreased sales. The primary factor was the sale of the Company's Homecare division in the third quarter of 1998 and the loss of the associated sales revenue. Secondly, reductions in the medical care reimbursements mandated by the Balanced Budget Act of 1997 resulted in a material reduction in sales revenue of the Company's Cybex brand products. Finally, a fire at the Company's primary manufacturing facility in Houston,

Texas, in 1999, temporarily but significantly diminished the Company's capacity to manufacture and deliver its products. Net loss from operations for fiscal 1999 amounted to approximately $5,057,000 compared to approximately $4,813,000 reported for fiscal 1998. The increase in net loss resulted primarily from the effects of an acceleration of goodwill amortization associated with a discontinued service line which were partially offset by decreased operating expenses related to certain cost-reduction measures undertaken by the Company. The cost reduction measures included a significant reduction in employees and related overhead and the consolidation of several of the Company's smaller operations into a centralized location. The Company has substantially repaired the fire damage to its Houston manufacturing facility and believes that the 1999 amendments to the Balanced Budget Act of 1997 will result in higher medical care reimbursements than those experienced in 1999. Despite these improvements, however, the Company has and will continue to have a significant and increasing working capital deficit and will continue to be restricted in the use of collections of its operating revenues. These factors will continue to materially and adversely affect the Company's ability to purchase supplies and raw materials and to manufacture and deliver its products until the Company is able to obtain substantial working capital and satisfy its outstanding debt obligations by renegotiating its Line of Credit and selling substantial amounts of its equity securities.

      The Company's gross profit for fiscal 1999 was approximately $6,565,000 compared to approximately $8,861,000 reported for fiscal 1998. Gross margin as a percentage of sales in 1999 decreased to 35.1 percent from 37.1 percent in 1998. The decrease in gross margin as a percentage of sales is primarily the result of higher costs of raw materials due to the Company's inability to take advantage of volume discounts for lack of sufficient cash working capital. The lack of working capital has also caused certain of the Company's suppliers to charge higher prices for supplies purchased by the Company and to demand cash payment for such supplies upon delivery. Additionally, the fire at the Company's manufacturing facility in Houston in 1999 resulted in significant delays in product shipments and an overall reduction in operating efficiency.

      Sales, general and administrative expenses decreased by approximately $2,878,000, from approximately $10,659,000 in 1998 to approximately $7,781,000 in 1999, a decrease of approximately 27.0 percent. Sales, general and administrative costs decreased as a percentage of revenues from approximately
44.6 percent for 1998 to approximately 41.5 percent for 1999. This decrease was due primarily to decreased sales, general and administrative costs related to the consolidation of several of the Company's smaller operations. This consolidation also reduced the overall number of employees, as some former sales employees became self-employed independent sales representatives. The reduction in employees also had the related effect of decreasing the Company's contribution into various employee benefits programs.

      Research and development expense increased by approximately $10,000 from approximately $183,000 in 1998 to approximately $193,000 in 1999, an increase of approximately 5.5 percent. The increase was primarily due to additional costs incurred in 1999 relating to the clinical trials of the Company's MicroLight 830(TM) product. As a percentage of sales, research and development costs increased from 0.8 percent in 1998 to 1.0 percent in 1999. This percentage increase is attributable to a decreased revenue base in 1999 resulting from certain factors, discussed above, that caused decreased revenues in 1999.

      Depreciation and amortization expense increased by approximately $702,000, from approximately $1,623,000 in 1998 to approximately $2,325,000 in 1999, an increase of approximately 43.3 percent. This increase was primarily the result of an acceleration of goodwill amortization associated with a discontinued service line.

      Interest expense for 1999 was approximately $1,114,000 compared to approximately $1,214,000 in 1998. The decrease in interest expense was primarily due to a decrease in average borrowings from 1998 to 1999, which was offset by increases in interest rates on the outstanding borrowings.

      Other income increased to approximately $208,000 in 1999 compared to approximately $5,000 recorded in 1998. The increase was primarily related to insurance proceeds paid to the Company with respect to the fire damage in 1999.

      The Company recorded consolidated income tax expense in 1999 of approximately $678,000 based on income related to the operations of Enraf-Nonius. There was no consolidated income tax expense recorded in 1998. As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $9.9 million that may be available to offset future taxable income. The carryforwards will begin to expire in the year 2005. A valuation allowance has been provided to fully reserve the net deferred tax asset due to realization uncertainties regarding future operating results. Furthermore, changes in ownership, as defined by the Internal Revenue Code, could limit the Company's ability to utilize these carryforwards.

ENRAF-NONIUS

      Historically, Enraf-Nonius has experienced operating losses due to large expenses from certain operating inefficiencies. Subsequent to the acquisition, the Company's management has implemented various programs to reduce costs and improve operating efficiencies.

      For the year ended December 31, 1999, Enraf's revenues were approximately $38,622,000 which contributed gross profit of approximately $11,510,000 or 29.8 percent and a net loss of approximately $293,000 or 0.8 percent. During the seven-month period from May 1998, the date of the Company's acquisition of Enraf, through December 31, 1998, Enraf generated revenues of approximately $18,035,000 which contributed gross profit of approximately $6,711,000 or 37.2 percent and net income of approximately $575,000 or 3.2 percent. The decrease in gross margin in 1999 compared to 1998 resulted primarily from a decline in sales of Enraf's high-margin core products. Operating expenses for the year ended December 31, 1999, were approximately $10,350,000 or 26.8 percent of revenue. Operating expenses for the seven-month period ended December 31, 1998, were approximately $5,638,000 or 31.3 percent of revenue.

      Effective January 1, 1999, Enraf-Nonius assumed the sales and marketing functions for Henley's core products in Europe, Australia, and Africa. Management believes that the continued successful implementation of cost reductions and the potential synergies to be gained by combining Henley's core products with Enraf-Nonius' international distribution system will enable Enraf-Nonius to continue to generate positive cash flow.

DISCONTINUED OPERATIONS

      The Company sold its Homecare division in August of 1998. The Homecare division had revenue of $3,493,000 in 1998 through the date of sale. Net loss from the operations of the Homecare division during 1998 was $502,000.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Company had a working capital deficit of approximately $11,100,000, which has since increased because of Comerica's restrictions on the Company's use of collections of its revenues from operations. Currently, nearly all of the Company's collections of its revenues from its U.S. operations are immediately applied to the outstanding balance of its matured Line of Credit. As a result, the Company's only current sources of liquidity consist primarily of proceeds from the sale of its equity securities and funds held at the end of fiscal year 1999. The combined effects of this working capital deficit and the restrictions on the use of collections of operating revenues has materially and adversely affected the Company's ability to purchase supplies and raw materials and to manufacture and deliver products.

      The Company has an Amended Loan Agreement with Comerica that provides for
(i) a revolving loan ("Line of Credit"), which permitted borrowings of up to $6,000,000 through March 3, 2000 and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000
("Term Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (8.5 percent at December 31, 1999) plus (i) five percent per annum for the Line of Credit, and (ii) three and one-half percent per annum for the three term loans. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. The total amount available for borrowing under the Line of Credit is the lesser of (i) $6,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. As of December 31, 1999, the Company had no amounts available for borrowing under the Line of Credit as its borrowings exceeded its borrowing base by approximately $1,100,000. This amount has since increased to approximately $2,700,000 and will likely continue to increase in the future unless the Company is, among other factors, successful in negotiating a replacement credit facility and obtaining significant additional equity financing.

      The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At December 31, 1999, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the Line of Credit or the related term notes as of March 31, 2000, such debt has been classified as a current liability in the accompanying balance sheet as of December 31, 1999. Additionally, the Company did not make a scheduled loan payment of approximately $1,500,000 due on May 1, 1999 under the Maxxim Note described below. Further, the Maxxim Note has an additional $1,500,000 payment scheduled for May 1, 2000. As a result, at December 31, 1999, the Company had a working capital deficit of approximately $11,100,000 and a current ratio of 0.63 to 1.

      Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a bank in The Netherlands, (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings of up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,817,000 at December 31, 1999, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at December 31, 1999) plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets, and renews annually. At December 31, 1999, there were no funds available for borrowing under this revolving credit facility.

      In connection with an agreement entered into in April 1996 with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). The Note is subordinated to the Line of Credit and Term Notes with Comerica, and is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2 percent per annum and increasing annually 2 percent per annum. The indebtedness under the Note is secured by a second lien in substantially all of the assets of the Company. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. Payments totaling approximately $3,000,000 to Maxxim will be due by May 1, 2000 under the Note (including approximately $1,500,000 that was due May 1, 1999). The Company is currently in negotiations with Maxxim concerning the timing and amounts of the principal payments. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering. The Note is convertible into common stock at a conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection.

      In February and March 1998, the Company entered into agreements with Maxxim pursuant to which Maxxim converted an aggregate of $4,000,000 of the Note into an aggregate of 2,000,000 shares of the Company's common stock, par value $.01 per share. The conversions were based on the current conversion price of $2.00 per share under the Note. The agreements also provide that the entire $4 million of the Note so converted reduces the principal amount of the Note and such sum shall be applied to the Company's full redemption obligation due in the years 2003 and 2002 and partially to the Company's redemption obligation due in the year 2001 as provided in the Note. The Company filed a registration statement covering the resale of the shares of Common Stock issued to Maxxim as a result of the conversions described above.

      In April 1999, the Company sold 750 shares of its newly issued $1,000 per share Series C Convertible Preferred Stock resulting in $576,792 of net proceeds to the Company. Each share of the Series C Preferred Stock is convertible into common stock at the lesser of (i) 87% of the average closing bid price for the Company's Common Stock as reported by Nasdaq for any three consecutive trading days chosen by the holder of the Series C shares during the period beginning on the twentieth day prior to the conversion date for such conversion and ending on such conversion date, or (ii) 2.88. The proceeds from this sale were used primarily to repay penalties and accrued dividends outstanding related to the company's Series A Preferred Stock.

      The Company must quickly procure substantial amounts of working capital in order to successfully continue operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations under the Line of Credit and the Maxxim Note, as well as to pay its outstanding trade payables and overdue royalty obligations. In order to procure such working capital, the Company must quickly renegotiate its Line of Credit and sell considerable amounts of its equity securities. The sale of a substantial additional amount of equity securities could, however, result in dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's Common Stock. The Company is currently in negotiations for such additional financing and could also pursue a sale of some of its assets, although there can be no assurance that the Company will be successful in either of these financing efforts. If the Company is not successful in quickly eliminating or reducing its working capital deficit and fully satisfying its outstanding debt obligations by obtaining sufficient financing, the Company will not be able to continue its current operations and there will be substantially increased doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

INTERNATIONAL CURRENCY FLUCTUATIONS AND EURO CONVERSION

      The Company has arrangements with several foreign distributors to distribute products in Europe, Southeast Asia, the Far East, Central America and South America. In addition, the Company obtains certain supplies from foreign suppliers. The acquisition of Enraf-Nonius has also significantly expanded the Company's foreign operations. International transactions subject the Company to several potential risks, including fluctuating exchange rates (to the extent the Company's transactions are not in U.S. dollars), varying economic and political conditions, cultures and business practices in different countries or regions, regulation of fund transfers by foreign governments, overlapping or differing tax structures, and United States and foreign export and import duties and tariffs. Fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which the Company operates will affect the results of the Company's international operations reported in U.S. dollars. Over one-half of the Company's total sales for 1999 were in currencies other than U.S. dollars, and the Company anticipates a similar situation in 2000. In addition, the Company may make loans to and/or receive dividends and loans from certain of its foreign subsidiaries and may suffer a loss as a result of adverse exchange rate movements between the relevant currencies. There can be no assurance that any of the foregoing will not have a material adverse effect upon the business of the Company.

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

      Prior to and during 1999, the Company undertook various comprehensive initiatives intended to ensure that it was prepared for the Y2K issue. The Company has not encountered any significant Y2K failures, and is not aware of any Y2K issues that have been encountered by any third party with whom it does business, which could materially affect the Company's operations. The amounts charged to expense in 1999, as well as the amounts anticipated to be charged to expense related to the Y2K compliance issue are miniscule and not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements."

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       -----
Report of Independent Public Accountants..............................  30

Consolidated Balance Sheet............................................  31

Consolidated Statements of Operations and Comprehensive Loss..........  32

Consolidated Statements of Stockholders' Equity.......................  33

Consolidated Statements of Cash Flows.................................  34

Notes to Consolidated Financial Statements............................ 35-48

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1999, the Company incurred a net loss of $5.3 million and had a working capital deficit at December 31, 1999, of approximately $11.1 million. As of December 31, 1999, and through March 31, 2000, the Company was in default of certain financial and other covenants under its bank line of credit which expired March 3, 2000. The Company also has a past due loan payment totaling $1.5 million and another loan payment totaling approximately $1.5 million due on May 1, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Houston, Texas
March 31, 2000

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                                   DECEMBER 31,
                                                                       1999
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .................................... $    535,294
    Accounts receivable, net of allowance for doubtful
       accounts of $756,407 ......................................    7,695,984
    Inventory ....................................................   11,264,286
    Prepaid expenses .............................................      220,643
    Other current assets .........................................      116,200
                                                                   ------------

    TOTAL CURRENT ASSETS .........................................   19,832,407

PROPERTY, PLANT AND EQUIPMENT, net ...............................    5,901,070
INTANGIBLE AND OTHER LONG-LIVED ASSETS, net ......................   17,315,359
                                                                   ------------

    TOTAL ASSETS ................................................. $ 43,048,836
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Lines of credit .............................................. $  9,670,200
    Current maturities of long-term debt .........................    7,324,205
    Accounts payable .............................................    7,220,012
    Accrued expenses and other current liabilities ...............    6,707,485
                                                                   ------------

    TOTAL CURRENT LIABILITIES ....................................   30,921,902

INTEREST PAYABLE .................................................      364,774
LONG-TERM DEBT, net of current maturities ........................    4,579,711
OTHER LONG-TERM LIABILITIES ......................................    3,100,000
                                                                   ------------

    TOTAL LIABILITIES ............................................   38,966,387
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Series A Preferred stock - $.10 par value; 5,000 shares
      authorized; 1,035 shares issued and outstanding ............          103
    Series B Preferred stock - $.10 par value; 8,000 shares
      authorized; 4,700 shares issued and outstanding ............          470
    Series C Preferred stock - $.10 par value; 2,250 shares
      authorized; 750 shares issued and outstanding ..............           75
    Common stock - $.01 par value; 20,000,000 shares authorized;
      6,411,139 shares issued; 6,132,139 shares outstanding ......       64,111
    Additional paid-in capital ...................................   29,337,454
    Cumulative translation adjustment ............................     (493,528)
    Accumulated deficit ..........................................  (24,600,057)
    Treasury stock, at cost, 279,000 common shares ...............     (226,179)
                                                                   ------------

    TOTAL STOCKHOLDERS' EQUITY ...................................    4,082,449
                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................... $ 43,048,836
                                                                   ============

                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                   1999                    1998
                                                                                               ------------            ------------
NET SALES ..........................................................................           $ 57,349,625            $ 41,931,617
COST OF SALES ......................................................................             39,275,096              26,359,735
                                                                                               ------------            ------------

GROSS PROFIT .......................................................................             18,074,529              15,571,882

OPERATING EXPENSES:
   Selling, general and administrative .............................................             15,948,260              14,654,443
   Research and development ........................................................              1,044,056               1,067,149
   Depreciation and amortization ...................................................              3,657,138               2,381,825
                                                                                               ------------            ------------

LOSS FROM CONTINUING OPERATIONS ....................................................             (2,574,925)             (2,531,535)

INTEREST EXPENSE ...................................................................              1,845,950               1,711,566
GAIN ON INVOLUNTARY CONVERSION AND OTHER, net ......................................                250,985                  (4,738)
                                                                                               ------------            ------------

LOSS FROM CONTINUING OPERATIONS, before taxes ......................................             (4,671,860)             (4,238,363)
PROVISION FOR INCOME TAXES .........................................................                678,000                    --
                                                                                               ------------            ------------

NET LOSS FROM CONTINUING OPERATIONS ................................................             (5,349,860)             (4,238,363)

DISCONTINUED OPERATIONS:
   Loss from Operations of Homecare Division .......................................                   --                  (501,785)
   Loss on Disposal of Homecare Division ...........................................                   --                (1,091,035)
                                                                                               ------------            ------------

NET LOSS ...........................................................................           ($ 5,349,860)           ($ 5,831,183)
                                                                                               ============            ============

Preferred Stock Dividends ..........................................................               (768,616)             (2,268,158)
                                                                                               ------------            ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ..........................................           ($ 6,118,475)           ($ 8,099,341)
                                                                                               ============            ============



NET LOSS PER COMMON SHARE INFORMATION:
BASIC AND DILUTIVE
   Loss from Continuing Operations .................................................           ($      1.06)           ($      1.30)
   Loss from Operations of Homecare Division .......................................                   --                     (0.10)
   Loss on Disposal of Homecare Division ...........................................                   --                     (0.22)
                                                                                               ------------            ------------

   Net Loss per Common Share - basic and dilutive ..................................           ($      1.06)           ($      1.61)
                                                                                               ============            ============

   Shares used in computing basic and dilutive earnings per share ..................              5,786,791               5,023,649
                                                                                               ============            ============



COMPREHENSIVE LOSS:
   Net loss ........................................................................           ($ 5,349,860)           ($ 5,831,183)
   Foreign currency translation gain (loss) ........................................               (934,684)                441,156
                                                                                               ------------            ------------

   Total Comprehensive Loss ........................................................           ($ 6,284,544)           ($ 5,390,027)
                                                                                               ============            ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1997, 1998 and 1999

                                                            SERIES A                            SERIES B
                                                         PREFERRED STOCK                    PREFERRED STOCK
                                                   -----------------------------     ----------------------------
                                                      SHARES         PAR VALUE          SHARES         PAR VALUE
                                                   ------------     ------------     ------------    ------------
BALANCE AT DECEMBER 31, 1997 ..................            --       $       --               --      $       --

Issuance of common stock for acquisitions .....            --               --               --              --
Issuance of preferred stock - Series A ........           2,500              250             --              --
Warrants issued with preferred stock - Series A            --               --               --              --
Conversion of debt to common stock ............            --               --               --              --
Issuance of preferred stock - Series B ........            --               --              4,700             470
Warrants issued with preferred stock - Series B            --               --               --              --
Dividends on preferred stock - Series A .......            --               --               --              --
Dividends on preferred stock - Series B .......            --               --               --              --
Issuance of common stock for cash .............            --               --               --              --
Translation Adjustment ........................            --               --               --              --
Net loss ......................................            --               --               --              --
                                                   ------------     ------------     ------------    ------------
BALANCE AT DECEMBER 31, 1998 ..................           2,500     $        250            4,700    $        470

Issuance of preferred stock - Series C ........            --               --               --              --
Conversion of preferred stock to common stock .          (1,465)            (147)            --              --
Issuance of common stock for cash .............            --               --               --              --
Issuance of common stock for services .........            --               --               --              --
Dividends on preferred stock - Series A .......            --               --               --              --
Dividends on preferred stock - Series B .......            --               --               --              --
Dividends on preferred stock - Series C .......            --               --               --              --
Issuance of warrants for cash .................            --               --               --              --
Issuance of warrants for services .............            --               --               --              --
Translation Adjustment ........................            --               --               --              --
Net loss ......................................            --               --               --              --
                                                   ------------     ------------     ------------    ------------
BALANCE AT DECEMBER 31, 1999 ..................           1,035     $        103            4,700    $        470
                                                   ============     ============     ============    ============

                                                           SERIES C
                                                        PREFERRED STOCK                 COMMON STOCK              ADDITIONAL
                                                   --------------------------    ----------------------------      PAID-IN
                                                    SHARES         PAR VALUE        SHARES         PAR VALUE       CAPITAL
                                                   ----------    ------------    ------------    ------------    ------------
                                                   >
BALANCE AT DECEMBER 31, 1997 ..................          --      $       --         3,473,897    $     34,738    $ 14,117,079

Issuance of common stock for acquisitions .....          --              --           188,308           1,883       1,195,117
Issuance of preferred stock - Series A ........          --              --              --              --         2,257,364
Warrants issued with preferred stock - Series A          --              --              --              --           825,541
Conversion of debt to common stock ............          --              --         2,000,000          20,000       4,311,041
Issuance of preferred stock - Series B ........          --              --              --              --         4,079,862
Warrants issued with preferred stock - Series B          --              --              --              --           846,747
Dividends on preferred stock - Series A .......          --              --              --              --              --
Dividends on preferred stock - Series B .......          --              --              --              --              --
Issuance of common stock for cash .............          --              --            50,000             500         149,500
Translation Adjustment ........................          --              --              --              --              --
Net loss ......................................          --              --              --              --              --
                                                   ----------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998 ..................                                     5,712,205    $     57,121    $ 27,782,251

Issuance of preferred stock - Series C ........           750              75            --              --           576,717
Conversion of preferred stock to common stock .          --              --           616,562           6,166         222,945
Issuance of common stock for cash .............          --              --            25,000             250          49,750
Issuance of common stock for services .........          --              --            57,372             574         136,938
Dividends on preferred stock - Series A .......          --              --              --              --              --
Dividends on preferred stock - Series B .......          --              --              --              --           212,493
Dividends on preferred stock - Series C .......          --              --              --              --           173,646
Issuance of warrants for cash .................          --              --              --              --           146,068
Issuance of warrants for services .............          --              --              --              --            36,646
Translation Adjustment ........................          --              --              --              --              --
Net loss ......................................          --              --              --              --              --
                                                   ------------     ------------     ------------    ------------
BALANCE AT DECEMBER 31, 1999 ..................           750    $         75       6,411,139    $     64,111    $ 29,337,454
                                                   ==========    ============    ============    ============    ============

                                                      OTHER                                 TREASURY STOCK                TOTAL
                                                  COMPREHENSIVE     ACCUMULATED      -----------------------------     STOCKHOLDERS'
                                                      INCOME          DEFICIT           SHARES            COST            EQUITY
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1997 ..................    $       --       $(10,382,240)        (279,000)    $   (226,179)    $  3,543,398

Issuance of common stock for acquisitions .....            --               --               --               --          1,197,000
Issuance of preferred stock - Series A ........            --               --               --               --          2,257,614
Warrants issued with preferred stock - Series A            --               --               --               --            825,541
Conversion of debt to common stock ............            --               --               --               --          4,331,041
Issuance of preferred stock - Series B ........            --               --               --               --          4,080,332
Warrants issued with preferred stock - Series B            --               --               --               --            846,747
Dividends on preferred stock - Series A .......            --         (1,436,609)            --               --         (1,436,609)
Dividends on preferred stock - Series B .......            --           (831,549)            --               --           (831,549)
Issuance of common stock for cash .............            --               --               --               --            150,000
Translation Adjustment ........................         441,156             --               --               --            441,156
Net loss ......................................            --         (5,831,183)            --               --         (5,831,183)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1998 ..................    $    441,156     $(18,481,581)        (279,000)    $   (226,179)    $  9,573,488

Issuance of preferred stock - Series C ........            --               --               --               --            576,792
Conversion of preferred stock to common stock .            --               --               --               --            228,964
Issuance of common stock for cash .............            --               --               --               --             50,000
Issuance of common stock for services .........            --               --               --               --            137,512
Dividends on preferred stock - Series A .......            --           (382,477)            --               --           (382,477)
Dividends on preferred stock - Series B .......            --           (212,493)            --               --               --
Dividends on preferred stock - Series C .......            --           (173,646)            --               --               --
Issuance of warrants for cash .................            --               --               --               --            146,068
Issuance of warrants for services .............            --               --               --               --             36,646
Translation Adjustment ........................        (934,684)            --               --               --           (934,684)
Net loss ......................................            --         (5,349,860)            --                          (5,349,860)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1999 ..................    $   (493,528)    $(24,600,057)        (279,000)    $   (226,179)    $  4,082,449
                                                   ============     ============     ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                   --------------------------------
                                                                                                      1999                 1998
                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss ..........................................................................         ($5,349,860)         ($5,831,183)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization expense ........................................           3,657,138            2,381,825
            Interest expense imputed on notes payable ....................................                --                 37,574
            Provision for doubtful accounts ..............................................             530,000            1,195,172
            Issuance of common stock for services ........................................              94,147                 --
            Gain on involuntary conversion ...............................................            (669,030)                --
            Non-cash provision for income taxes ..........................................             678,000                 --
            Loss on sale of Homecare division ............................................                --              1,091,035

            Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable ................................           3,332,371           (1,313,522)
               (Increase) decrease in inventory ..........................................          (3,128,889)             248,737
               (Increase) decrease in prepaid expenses and other current assets ..........              (1,653)             357,229
               Decrease in other long-lived assets .......................................                --                542,618
               Increase (decrease) in accounts payable and accrued liabilities ...........             127,766              923,705
                                                                                                   -----------          -----------
               Net cash used in operating activities .....................................            (730,011)            (366,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired ................................................                --               (269,770)
       Proceeds from disposal of Homecare ................................................                --              3,649,400
       Capital expenditures ..............................................................              (7,408)          (1,941,832)
                                                                                                   -----------          -----------
            Net cash provided by (used in) investing activities ..........................              (7,408)           1,437,798

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of preferred stock and warrants ........................             722,860            6,474,602
       Proceeds from issuance of common stock ............................................              50,000              150,000
       Payments of dividends and penalties on preferred stock ............................            (470,031)            (143,024)
       Net proceeds from involuntary conversion ..........................................             872,039                 --
       Net proceeds (payments) on lines of credit ........................................           1,021,775           (6,655,006)
       Proceeds from long-term debt ......................................................                --              1,260,000
       Principal payments of long-term debt and other liabilities ........................            (479,895)          (2,231,687)
                                                                                                   -----------          -----------
            Net cash provided by (used in) financing activities ..........................           1,716,748           (1,145,115)
EFFECT OF TRANSLATION EXCHANGE RATE CHANGES ON CASH ......................................            (934,684)             441,156
                                                                                                   -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................              44,645              367,029

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................             490,649              123,620
                                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................         $   535,294          $   490,649
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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1999, the Company incurred a net loss of $5.3 million and had a working capital deficit at December 31, 1999, of approximately $11.1 million. As of December 31, 1999, and through March 31, 2000, the Company was in default of certain financial and other covenants under its bank Line of Credit which expired March 3, 2000. The Company also has a past due loan payment totaling approximately $1.5 million and another loan payment also totaling approximately $1.5 million due on May 1, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company must quickly procure substantial amounts of working capital in order to successfully continue operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations under the Line of Credit and the Maxxim Note, as well as to pay its outstanding trade payables and overdue royalty obligations. In order to procure such working capital, the Company must quickly renegotiate its Line of Credit and sell considerable amounts of its equity securities. The sale of a substantial additional amount of equity securities could, however, result in dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's Common Stock. The Company is currently in negotiations for such additional financing and could also pursue a sale of some of its assets, although there can be no assurance that the Company will be successful in any of these financing efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

      During the fourth quarter of 1999, the Company discontinued a consulting service line. Accordingly, accumulated amortization was accelerated to fully amortize goodwill associated with the service line, which amounted to approximately $1,036,000.

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

TRANSLATION OF FOREIGN CURRENCY

      Assets and liabilities are translated at the exchange rate as of the balance sheet date. All revenue and expense accounts are translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the United States Securities and Exchange Commission,
(SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Management is currently evaluating the impact of SAB 101 and does not believe that adoption of this SAB will have a material impact on the Company's financial position or results of operations.

2.  INVENTORY:

      Substantially all of the Company's inventory is pledged as collateral for the Company's line of credit and long-term debt. Inventory at December 31, 1999, included the following:

      Raw material.....................               $  3,949,174
      Work-in-process..................                  3,975,478
      Finished goods...................                  3,339,634
                                                      ------------
                                                      $ 11,264,286
                                                      ============

3. PROPERTY, PLANT AND EQUIPMENT:

      Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's line of credit or long-term debt. At December 31, 1999, property, plant and equipment consisted of the following:

                                                                   ESTIMATED
                                                                  USEFUL LIFE
                                                                  ------------
      Land......................................... $   420,000       --
      Buildings and improvements...................   4,027,883       25 years
      Machinery and equipment......................   4,082,932   3 to 7 years
      Office furniture and fixtures................     464,828        5 years
                                                    -----------

                                                      8,995,643
      Less -- Accumulated depreciation.............  (3,094,573)
                                                    -----------

                Property, plant and equipment, net.  $5,901,070
                                                     ==========


4. INTANGIBLE AND OTHER ASSETS:

At December 31, 1999, intangible and other assets consisted of the following:


                                                                    ESTIMATED
                                                                   USEFUL LIFE
                                                                 ---------------
      Distribution system.........................  $10,718,000         15 years
      Trade names.................................    4,325,171         15 years
      Goodwill....................................    2,944,577         15 years
      Patents.....................................    1,361,675    7 to 15 years
      Proprietary training programs...............      719,405    5 to 10 years
      Other.......................................       77,000   Up to 15 years
                                                    -----------
                                                     20,145,828
      Less -- Accumulated amortization...........    (2,830,469)
                                                    -----------

               Intangible and other assets, net..   $17,315,359
                                                    ===========

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

      The following are included in accrued expenses and other current liabilities at December 31, 1999:

      Payroll and commissions..........      $1,140,706
      Reserve for contract costs.......         455,000
      Preferred stock dividends and
        penalties......................         246,730
      Vacation payable.................         514,000
      Interest payable.................         512,273
      Insurance premiums...............         447,986
      Professional and other fees......         533,292
      Reserve for research costs ......         377,874
      Other............................       2,479,624
                                             ----------
                                             $6,707,485
                                             ==========

6. LONG-TERM DEBT:

      The following table summarizes the Company's notes payable and capital lease obligations at December 31, 1999:

      Note payable, Maxxim.........................      $3,000,000
      Term notes, with bank........................       3,153,297
      Note payable, Delft..........................       4,067,000
      Capital lease obligations (see Note 11)......         983,000
      Other notes payable..........................         700,619
                                                          ---------

                                                         11,903,916
      Less -- Current maturities...................      (7,324,205)
                                                         ----------
                                                         $4,579,711
                                                         ==========

NOTE PAYABLE, MAXXIM

      In connection with the acquisition of its Henley division in April 1996, the Company issued a convertible promissory note (the Note) to Maxxim Medical, Inc. ("Maxxim".) The Note is convertible into common stock of the Company at a conversion price of $2.00 per share. The Note is payable subject to mandatory redemption requirements of $1.4 million annually beginning on May 1, 1999, with a final payment due May 1, 2001. These mandatory redemptions are subject to premiums starting at 7 percent and decreasing 1 percent each year. The installment premiums are recognized as interest expense on a straight-line basis over the term of the Note. In addition, the Company is required to redeem 40 percent of the Note upon completion of a public offering. The Company also may redeem any or all of the outstanding principal amount of the Note at its option at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. Interest is payable semiannually on November 1 and May 1 of each calendar year at a rate of 2 percent per annum and increasing 2 percent annually on May 1. However, the Company accrues interest related to the Note on a straight-line basis at an average rate of 7.4 percent per annum. Accordingly, approximately $365,000 of accrued interest has been classified as long-term in the accompanying consolidated balance sheet as of December 31, 1999. As of December 31, 1999, and through March 31, 2000, the Company was in default of payments on the Note totaling approximately $1.5 million , which were due on May 1, 1999.

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

LINES OF CREDIT

      The Amended Loan Agreement provides for a revolving loan which permits borrowings of up to $6,000,000, subject to a revised borrowing base calculation derived from the Company's eligible accounts receivable and inventory. The revolving loan, included in the accompanying balance sheet as a line of credit, had an outstanding balance of $5,853,200 at December 31,

1999, and is subject to interest, payable monthly, at the prime rate (8.5 percent at December 31, 1999) plus five percent per annum. At December 31, 1999, no funds were available for borrowings under the revolving loan as the Company's borrowings exceeded its borrowing base by approximately $1.1 million. As of March 31, 2000, the borrowings in excess of the borrowing base were approximately $2.7 million. The revolving loan's maturity date was March 3, 2000. All of the borrowings from the bank are secured by substantially all of the assets of the Company.

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

      Aggregate maturities of long-term debt are as follows:

For the year ending December 31,
      2000.............................        $   7,324,205
      2001.............................            1,424,711
      2002.............................              918,000
      2003.............................              924,000
      2004.............................              933,000
      2005 and thereafter..............              380,000
                                               -------------
                                               $  11,903,916
                                               =============

7. OTHER LONG-TERM LIABILITIES

      The following are included in other long-term liabilities at December 31, 1999:

      Pension reimbursement to Delft.................      $1,533,000
      Reorganization costs reimbursement to Delft....       1,643,000
                                                           ----------
                                                            3,176,000
      Less current maturities........................         (76,000)
                                                           ----------
                                                           $3,100,000
                                                           ==========

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

8. INCOME TAXES:

      The following is an analysis of the Company's deferred tax assets and liabilities at December 31, 1999:

Deferred tax assets:                                     1999
                                                      ------------
      Accrued expenses and other..................... $    372,000
      Allowance for doubtful accounts receivable.....      318,000
      Deferred compensation..........................      494,000
      Net operating loss carryforwards...............    3,358,000
                                                      ------------
                                                         4,542,000

Deferred tax liabilities:
      Depreciation and amortization..................     (151,000)
                                                      -------------

Net deferred tax asset before valuation allowance....     4,392,000

            Valuation allowance......................    (4,392,000)
                                                      -------------

Net deferred tax asset..............................             -0-

      The provision for income tax is as follows:

                                                 1999              1998
                                              ----------       -----------
Current:
      Federal..........................       $ (969,000)      $(2,056,000)
      Foreign..........................          678,000           200,000
                                              ----------       -----------
                Total Current                   (291,000)       (1,856,000)

Deferred:
      Federal..........................          969,000         2,056,000
      Foreign..........................               --          (200,000)
                                              ----------       -----------
                Total Deferred.........          969,000         1,856,000
                                              ----------       -----------

      Provision for income taxes.......       $  678,000       $      --
                                              ==========       ===========

      Differences between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 1999 and 1998, are as follows:

                                                 1999            1998
                                             -------------   -------------
Provision at the statutory rate........      $  (1,585,000)  $  (1,983,000)
Permanent differences and other........          1,176,000         127,000
Increase in valuation allowance........          1,087,000       1,856,000

      Total tax provision..............      $     678,000   $        --
                                             =============   =============

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

SERIES A, B AND C PREFERRED STOCK

      In March and April 1998, the Company entered into agreements with certain private institutional investors pursuant to which the Company issued 2,500 shares of its Series A convertible preferred stock (the Series A Preferred Stock) for net proceeds of approximately $2.2 million in cash. The Series A Preferred Stock is convertible into the Company's common stock at the lesser of
(a) 75 percent of the average closing bid price for the Company's common stock as reported by Nasdaq for the five trading days prior to conversion or (b) $7.125 for the 1,825 shares issued in March and $6.375 for the 675 shares issued in April. For as long as the Company is listed on The Nasdaq SmallCap or National Markets or any national securities exchange, the conversion price shall not be lower than $2.90. In addition, the Company may, at its option, redeem the Series A Preferred Stock by paying 130 percent of the purchase price. In February 2000, however, the Company agreed to eliminate this conversion price floor in exchange for the investor's agreement to provide another round of equity funding which has yet to be completed. The Series A Preferred Stock shall pay an annual dividend of 4 percent, payable quarterly on each March 31, June 30, September 30 and December 31 in cash or shares of common stock at the Company's option. The Company recorded $68,077 and $78,276 of such dividends during the years ended December 31, 1999 and 1998, respectively. In connection with the agreement, the Company also issued to the investors five-year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at exercise prices ranging from $6.375 to $9.619. The warrants have been recorded at an estimated fair value of $825,541, which was computed using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 5.54 percent to 5.56 percent; expected dividend yield of zero; expected life of five years; and an expected volatility of 70 percent.

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

      In April 1999, the Company sold 750 units consisting of (i) one share of the Company's Series C Convertible Preferred Stock, par value $.10 per share, convertible into shares of the Company's common stock, and (ii) a warrant to acquire 166,667 shares of common stock, for a purchase price of $1,000 per unit, resulting in $576,792 of net proceeds to the Company. The Series C Preferred Stock bears no dividends and is convertible into common stock at a range from $1.75 to $2.88 per share, provided that the Company achieves specified performance criteria. Initial terms of the Series C Preferred Stock contained a conversion price floor that could be removed if the Company did not attain certain financial milestones. On June 30, 1999 it was determined that the Company did not achieve one of the milestones. As a result of the guaranteed discount created by the removal of the conversion price floor, the Company will incur a deemed dividend in the future for the conversion of the Series C Preferred Stock. This aggregate discount amount of $173,646 has been treated as a dividend to the holders of the Series C Preferred Stock during 1999.

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

                                                                                1999                          1998
                                                                     --------------------------     -------------------------
                                                                                      WEIGHTED                      WEIGHTED
                                                                                      AVERAGE                       AVERAGE
                                                                       SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                                     ----------      ----------     ----------     ----------
Outstanding at beginning of year .................................    2,375,315      $     5.59      1,688,776     $     5.24
Canceled/expired .................................................   (1,370,315)           5.82           --             --
Granted ..........................................................      667,099            2.66        686,539           6.44
                                                                     ----------                     ----------

Outstanding at end of year .......................................    1,672,099      $     4.23      2,375,315     $     5.59
                                                                     ==========      ----------     ==========     ----------

Options and warrants exercisable at end of year ..................    1,536,099      $     4.18      2,311,982     $     5.59
                                                                                     ----------                    ----------
Weighted average fair value of
   options and warrants granted during
   the year ......................................................                   $     2.15                    $     4.25
                                                                                     ----------                    ----------

The following table summarizes the information about stock options and warrants outstanding at December 31, 1999:

                        OPTIONS AND WARRANTS OUTSTANDING          OPTIONS AND WARRANTS EXERCISABLE
                   -------------------------------------------        --------------------------
                                                     WEIGHTED
                                     WEIGHTED         AVERAGE                          WEIGHTED
                                     AVERAGE         REMAINING                          AVERAGE
   RANGE OF         SHARES          EXERCISE      CONTRACTUAL LIFE     SHARES          EXERCISE
EXERCISE PRICES   OUTSTANDING         PRICE          (IN YEARS)      EXERCISABLE         PRICE
----------------   ---------        ---------        ---------        ---------        ---------
    $1.00-$3.00      855,039        $    2.67              2.8          794,039        $    2.69
    $4.00-$5.78      442,060             4.56              2.7          437,060             4.56
    $6.00-$7.88      252,000             6.73              6.4          182,000             6.77
    $8.00-$9.62      123,000             8.77              3.2          123,000             8.77
                                                                      ---------

                   1,672,099             4.23              3.3        1,536,099             4.18
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

                                                          1999          1998
                                                      -----------   -----------
Net loss, as reported..........................       $(5,349,860)  $(5,831,183)
Net loss, pro forma............................        (5,571,852)   (6,083,445)
Net loss per common share, as reported.........       $     (1.06)  $     (1.62)
Net loss per common share, pro forma...........       $     (1.10)  $     (1.66)


      For the years ended December 31, 1999 and 1998, the pro forma values were calculated using the Black-Scholes option pricing model and included the following weighted average assumptions: zero dividends, expected stock price volatility of 75.0 percent and 77.2 percent, risk-free interest rate of 5.2 percent and 5.5 percent, and an expected life of 2.9 years and 9.0 years, respectively.

      In November 1999, the Company offered for sale, in a private placement, three-year and five-year warrants for the purchase of up to an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $0.10 per share and $0.20 per share, respectively. At December 31, 1999, the Company received subscriptions for common stock warrants in the aggregate amount of $146,068. In January 2000, the Company received $84,416 in additional subscriptions for common stock warrants.

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

      In connection with their re-election to the board of directors in July 1999, four non-employee directors were each granted a stock option under the Director Stock Plan to purchase 10,000 shares of the Company's common stock at a price of $1.75 per share. In August 1999, a non-employee director was granted an option to purchase 47,060 shares of the Company's common stock at a price of $3.00 per share, as compensation for services rendered. At December 31, 1999, the Company recorded related compensation expense of approximately $37,000 based on the fair value of the common stock at the date of grant.

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

      Minimum future operating and capital lease payments are as follows:

                                            OPERATING          CAPITAL
                                            ----------         --------
      2000.............................       $708,780         $194,000
      2001.............................        595,290          123,000
      2002.............................        550,000          129,000
      2003.............................        541,000          135,000
      2004.............................        541,000          142,000
      Thereafter.......................        225,000          260,000
                                            ----------         --------

      Total minimum lease payment......     $3,161,070          983,000
                                            ==========

      Less- Interest...................                         182,000
                                                               --------
      PV of future minimum lease payment...                    $801,000
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


12. RELATED-PARTY TRANSACTIONS:

      In August 1999, a non-employee director was granted an option to purchase 47,060 shares of the Company's common stock at a price of $3.00 per share, as compensation for services rendered. The Company recorded expense for the fair value of the option issued. The fair value was computed using the same assumptions as the pro forma disclosures discussed in Note 10.

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

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Supplemental cash flow information for each of the years ended December 31, 1999 and 1998, were as follows:

                                                                                                         1999                1998
                                                                                                      ----------          ----------
Cash paid for:
         Interest ..........................................................................          $1,684,355          $1,489,000
Non-cash investing and financing activities:
         Common stock issued in connection with acquisitions ...............................                --             1,197,000
         Conversion of note payable and accrued
           interest -- Maxxim into common stock ............................................                --             4,331,041
           Issuance of common stock and common stock warrants for services .................             174,158                --
Non-cash provision for income taxes resulting in reduction of goodwill .....................             678,000                --

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

      Enraf-Nonius was acquired in May 1998. There were no identifiable segments of the Company's continuing operations prior to the acquisition of Enraf-Nonius. The following tables summarize certain financial information for each of the Company's reportable segments for the years ended December 31, 1999 and 1998:

1999                                                                     HENLEY, U.S.           ENRAF-NONIUS           CONSOLIDATED
----                                                                     ------------           ------------           ------------
Revenues from unaffiliated customers ..........................          $ 18,727,625           $ 38,622,000           $ 57,349,625
Depreciation and amortization .................................             2,325,138              1,332,000              3,657,138
Interest expense ..............................................             1,113,950                732,000              1,845,950
Gain on involuntary conversion and other, net .................               207,985                 43,000                250,985
Loss from continuing operations ...............................            (5,056,860)              (293,000)            (5,349,860)
Identifiable assets ...........................................            16,134,366             26,914,000             43,048,366
Capital expenditures ..........................................               417,818                 37,332                455,150
Identifiable long-lived assets ................................             9,671,429             13,545,000             23,216,429


1998                                                                     HENLEY, U.S.           ENRAF-NONIUS           CONSOLIDATED
----                                                                     ------------           ------------           ------------
Revenues from unaffiliated customers ..........................          $ 23,896,617           $ 18,035,000           $ 41,931,617
Depreciation and amortization .................................             1,622,825                759,000              2,381,825
Interest expense ..............................................             1,213,566                498,000              1,711,566
Gain on involuntary conversion and other, net .................                (4,738)                  --                   (4,738)
Income (loss) from continuing operations ......................            (4,813,363)               575,000             (4,238,363)
Identifiable assets ...........................................            22,394,120             28,650,000             51,044,120
Capital expenditures ..........................................             1,600,832                341,000              1,941,832
Identifiable long-lived assets ................................            11,289,777             19,262,000             30,551,777

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table provides information concerning each executive officer and director of the Company as of the date hereof:

NAME                         AGE   POSITION
----                         ---   --------
Michael M. Barbour            55   President, Chief Executive Officer, Director
James L. Sturgeon             49   Executive Vice President and Chief Accounting
                                     Officer
Chadwick F. Smith, MD         65   Director, Chairman of the Board
Dan D. Sudduth                58   Director
Pedro A. Rubio, M.D., Ph.D.   55   Director
Kenneth W. Davidson           52   Director
Ernest J. Henley, Ph.D.       73   Director

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

      James L. Sturgeon joined the Company in March 2000 as Director of Finance and was elected Executive Vice President and Chief Accounting Officer in April 2000. From 1998 to April 2000, Mr. Sturgeon served as Executive Vice President-Commercial Banking at Compass Bank, Houston. From 1993 through 1997, he was Executive Vice President-Corporate Financial Services for Comerica Bank-Texas. Mr. Sturgeon serves on the Boards of Directors of several civic and charitable organizations. Mr. Sturgeon received a B.B.A. degree from University of Houston in 1973 and an M.B.A degree from Southern Methodist University in 1977.

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

      Dan D. Sudduth joined the Company as Executive Vice President and Chief Financial Officer in February 1997 and resigned from those positions in February 2000. He continues to serve as a Director of the Company, a position he has held since January 1996. Mr. Sudduth was Chief Financial Officer for Mezzanine Telecom, Inc., a Houston-based telecommunications company ("MTI"), from 1994 to January 1997 and currently serves as a Director of MTI. During 1995 and 1996, Mr. Sudduth was President and Director of AMC Home Healthcare, Inc., a respiratory therapy company in Houston, Chairman of Mezzanine Financial Relations, Inc., a merchant banking firm in Houston, and Chief Financial Officer and Director of Creative Communications International, Inc., a Houston telecommunications company. From 1992 to 1994, Mr. Sudduth served as Chairman and Chief Executive Officer of Heart Labs of America, Inc. From 1988 to 1992, he was President and Chief Financial Officer of American Biomed, Inc. Mr. Sudduth received a B.B.A. in 1964 from Lamar University.

      Pedro A. Rubio, M.D., Ph.D., has been a Director of the Company since January 1996. He currently is a Clinical Associate Professor of Surgery at the University of Texas Health Science Center (Houston). Dr. Rubio was Chairman of the Department of Surgery at Columbia/HCA Medical Center from 1978 until 1994 when he became Chairman Emeritus. He served as the World President of the International College of Surgeons in 1995. Dr. Rubio is a member of the European Academy of Sciences, the Mexican Academy of Medical Sciences and the Academia Mexicana de Cirugia. A diplomate of eight American Boards and 3 Mexican Boards he holds sub-specialty certification in two fields. Dr. Rubio has published 270 papers in national and international journals, eight surgical monographs, nine chapters, two surgical atlases and 21 scientific films. He holds the following degrees: Bachelor of Science, Master of Sciences in Surgical Technology, Doctor of Philosophy in Biomedical Technology and Doctor of Medicine and Surgery.

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

      Based solely on a review of the forms the Company has received or prepared, the Company believes that during the year ended December 31, 1999, all filing requirements applicable to the Company's directors, officers and greater than 10 percent shareholders were met.

ITEM 10.    EXECUTIVE COMPENSATION

      SUMMARY OF COMPENSATION. The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 1999, 1998 and 1997, to the Company's President and Chief Executive Officer, Michael M. Barbour and Chief Financial Officer, Dan D. Sudduth. In February 2000, Mr. Sudduth resigned as an officer of the Company but remains a director. During 1999, 1998 and 1997, no other executive officers received compensation which exceeded $100,000:



                                                                     ANNUAL COMPENSATION
                                                        --------------------------------------------


                                                                                        OTHER ANNUAL
         NAME AND POSITION                  YEAR           SALARY          BONUS        COMPENSATION
------------------------------------    ------------    ------------    ------------    ------------
Michael M. Barbour .................            1999    $    178,460          26,180            --
CEO                                             1998    $    147,200          50,000            --
                                                1997    $    160,000          40,000            --

Dan D. Sudduth .....................            1999    $    157,480          15,950            --
CFO                                             1998    $    138,000          30,000            --
                                                1997         134,811            --              --

                                                          LONG-TERM COMPENSATION
                                        ------------------------------------------------------------
                                                   AWARDS                 PAYOUTS
                                        ----------------------------    ------------
                                                         SECURITIES
                                                         UNDERLYING
                                         RESTRICTED       OPTIONS/         LTIP          ALL OTHER
         NAME AND POSITION              STOCK AWARDS      SARS (#)        PAYOUTS       COMPENSATION
------------------------------------    ------------    ------------    ------------    ------------
Michael M. Barbour .................            --            11,666            --              --
CEO                                             --            11,666            --              --
                                                --             3,333            --              --

Dan D. Sudduth .....................            --            11,666            --              --
CFO                                             --            11,666            --              --
                                                --             3,333            --              --


      OPTION/SAR GRANTS. The following table provides certain information with respect to common stock options granted during the fiscal year ended December 31, 1999 to the Company's Chief Executive Officer and Chief Financial Officer:

                                            NUMBER OF
                                           SECURITIES                   PERCENT OF
                                           UNDERLYING                 TOTAL OPTIONS              EXERCISE
           NAME AND                        OPTION/SARS                /SARS GRANTED               PRICE                 EXPIRATION
           POSITION                          GRANTED                   TO EMPLOYEES             ($/SHARE)                  DATE
           --------                        -----------                -------------            ------------             ----------
Michael M. Barbour...................
CEO                                            ---                         ---                     ---                     ---

Dan D. Sudduth.......................
CFO                                            ---                         ---                     ---                     ---

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED OPTION VALUES. The following table provides certain information with respect to option exercises during the fiscal year ended December 31, 1999 by the Company's Chief Executive Officer and Chief Financial Officer:

                                                                           NUMBER OF                             VALUE OF
                                                                     SECURITIES UNDERLYING                     UNEXERCISED
                                                                          UNEXERCISED                          IN-THE-MONEY
                                  SHARES                                  OPTIONS/SARS                       OPTIONS/SARS AT
                                ACQUIRED ON        VALUE             AT FISCAL YEAR END (#)              FISCAL YEAR END ($) (1)
           NAME                  EXERCISE        REALIZED              DECEMBER 31, 1999                         REALIZED
----------------------------  ----------------  ------------  ------------------------------------- -------------------------------
                                                                EXERCISABLE       UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                                                              ---------------- -------------------- --------------- ---------------
Michael M. Barbour                  --              --           250,000             10,000              --                --

Dan D. Sudduth                      --              --            60,000             10,000              --                --

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the common stock on December 31, 1999 ($1.72 per share) and the exercise prices, which range between $1.75 and $7.88 per share. Options are in-the-money if the fair market value of the underlying common stock exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

      Effective January 15, 1996, the Board of Directors of the Company (the "BOD") adopted the following plans which were approved by the Company's shareholders in July 1996: (i) a 1996 Incentive Stock Plan under which the Company can issue up to 1.2 million shares of the Company's common stock to eligible officers, employees and consultants of the Company, and (ii) a 1996 Non-Employee Directors Stock Option Plan (the "Outside Director Plan") under which the Company can issue up 250,000 shares of common stock to its outside directors. On February 17, 1998, the Company filed a registration statement on Form S-8 covering all of the shares issuable under both plans with the Securities and Exchange Commission.

      In connection with their re-election to the BOD in July 1999, Drs. Rubio, Smith, and Henley and Mr. Davidson were each granted a stock option under the Outside Director Plan to purchase 10,000 shares of the Company's common stock at a price of $1.75 per share.

      The Outside Director Plan also provides that at the discretion of the BOD, the Company may pay a cash fee to non-employee directors from time to time for serving on and for attendance at meetings of the BOD or any committee thereof (as such fees are set by the BOD from time to time.) During the year ended December 31, 1999, the Company did not pay the non-employee directors for attendance at meetings of the BOD.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the number and percentage of shares of common stock beneficially owned as of April 25, 2000, by any person (including any group of affiliated persons) known by the Company to own 5 percent or more of the outstanding shares of the Company's common stock, each named executive officer and director, and all executive officers and directors of the Company as a group. Unless otherwise indicated, the Company has been advised that all holders listed have the power to vote and dispose of the number of shares set forth as beneficially owned by them.

                                                   AMOUNT AND
                                                    NATURE OF
NAME AND ADDRESS                                   BENEFICIAL         PERCENT
OF BENEFICIAL OWNER (1)                           OWNERSHIP (2)       OF CLASS
-----------------------                           -------------       --------

Maxxim Medical, Inc.................             2,120,500  (3)          23.9%
      10300 49th Street North
      Clearwater, FL 33762

Chadwick F. Smith, MD...............               325,666  (4)           4.4%
      1127 Wilshire Blvd.
      Los Angeles, California 90017

Michael M. Barbour..................               275,748  (5)           3.7%

Pedro A. Rubio, MD, Ph.D............               262,855  (6)           3.5%

Dan D. Sudduth......................               168,511  (7)           2.3%

Ernest J. Henley, Ph.D..............                65,000  (8)            *

Kenneth W. Davidson.................
      10300 49th Street North
      Clearwater, FL 33762                          40,000  (8)            *


James L. Sturgeon...................                12,250                 *

All Executive Officers and Directors
as a Group (7 persons)..............             1,150,030               14.9%

 *    Less than 1% of outstanding shares.

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

(3) In addition to holding 620,500 shares of common stock, Maxxim is the holder of the Maxxim Note, which is currently convertible into 1,500,000 shares of common stock (subject to adjustment). See "Certain Relationships and Related Transactions."

(4) Includes 30,000 shares issuable upon exercise of currently exercisable options.

(5) Includes 25,000 shares issuable upon exercise of currently exercisable options.

(6) Includes 112,060 shares issuable upon exercise of currently exercisable options or warrants.

(7) Includes 85,000 shares issuable upon exercise of currently exercisable options.

(8) The 65,000 and 40,000 shares listed for each of Dr. Henley and Mr. Davidson, respectively, consist entirely of warrants and/or options exercisable as of the date hereof and do not include the 2,120,500 shares beneficially owned by Maxxim Medical, Inc. of which Dr. Henley and Mr. Davidson are directors. Dr. Henley and Mr. Davidson disclaim beneficial ownership af all shares owned by Maxxim.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Effective May 1996, the Company entered into a consulting agreement with Chadwick F. Smith, MD, one of its Directors. The agreement included an annual compensation of $90,000 and terminated on December 31, 1998.

      In connection with an agreement entered into in April 1996 with Maxxim, the Company issued to Maxxim a convertible subordinated promissory Note in the principal amount of $7 million (the "Note"). The Note is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2 percent per annum and increasing annually 2 percent per annum. The indebtedness under the Note is secured by a second lien in substantially all of the assets of the Company. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. The Company is currently in negotiations with Maxxim concerning the initial principal payment. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering. The Note is convertible into common stock at a conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection.

      Effective May 1996 The Company signed a consulting agreement with Dr. Smith, a director of the Company. The agreement include annual compensation of $90,000 and terminated on December 31, 1998.

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

      On February 9, 1998 the Company purchased substantially all of the assets and assumed certain liabilities from AMC Acquisition Corp. for an estimated purchase price of $450,000 plus related acquisition costs of approximately $6.618 per share. Mr. Sudduth and his son, Britton D. Sudduth, were shareholders of AMC and each recieved 17,000 shares of common stock valued at $112,506.

      In February 1998, the Company entered into an agreement with Maxxim whereby it acquired from Maxxim an office/warehouse building located in Sugar Land, Texas, for a purchase price of approximately $1.3 million. The purchase price was financed with a term note with a bank in the principal amount of $1,260,000 with a maturity date of February 12, 2013.

      Steve Barbour, brother of Michael M. Barbour, the Company's Chief Executive Officer, is employed by the Company as a sales manager and recieved total compensation in 1999 of $87,718.

      In 1999, Dr. Henley, a director of the Company, performed consulting services for the Company on an as-needed basis for amonthly fee of 1,750. Dr. Henley continues to perform consulting services from time to time under this arrangement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      See "Index of Exhibits" below which lists the documents filed as exhibits herewith.

(B) REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May, 2000.

                                             HENLEY HEALTHCARE, INC.
                                             (Registrant)

                                             By: /s/ MICHAEL M. BARBOUR
                                                  MICHAEL M. BARBOUR,
                                        (PRESIDENT AND CHIEF EXECUTIVE OFFICER)

                                               By: /s/ JAMES L. STURGEON
                                                   JAMES L. STURGEON
                                          (EXECUTIVE VICE PRESIDENT - FINANCE
                                              AND CHIEF ACCOUNTING OFFICER)

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on this 1st day of May, 2000.

                SIGNATURE                       TITLE

         /s/ MICHAEL M. BARBOUR                 President, Chief Executive
         -------------------------------        Officer and Director
             MICHAEL M. BARBOUR

         /s/ DAN D. SUDDUTH                     Director
         -------------------------------
             DAN D. SUDDUTH

                                                Chairman of the Board
         -------------------------------        and Director
             CHADWICK F. SMITH

                                                Director
         -------------------------------
             KENNETH W. DAVIDSON

         /s/ ERNEST J. HENLEY, PH.D.            Director
         -------------------------------
             ERNEST J. HENLEY, PH.D.

         /s/ PEDRO A. RUBIO, M.D., PH.D.        Director
         -------------------------------
             PEDRO A. RUBIO, M.D., PH.D.

                        HENLEY HEALTHCARE, INC.
                       EXHIBITS TO FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                INDEX OF EXHIBITS

      Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing:

          EXHIBIT
            NO.                               DESCRIPTION
          -------                             -----------
            2.1        --   Agreement for the Sale and Purchase of the
                            Enraf-Nonius Companies, dated March 6, 1998, by and between the Company on behalf of Henley Healthcare
                            B.V. and Delft Instruments Nederland B.V., Delft
                            Instruments International B.V., Beheermaatschappij
                            Elektroptik B.V., Delft Instruments France S.A.,
                            B.V. Industriele Houdstermaatschappij Odelca,
                            Enraf-Nonius Technology B.V., Beheermaatschappij
                            Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and N.V. Verenigde Instrumentenfabrieken
                            Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form
                            8-K/A as filed on August 14, 1998).

            2.2        --   Amendment to the Agreement Regarding the Sale and
                            Purchase of the Enraf-Nonius Companies, dated May
                            29, 1998, by and between Henley Healthcare B.V. and
                            Delft Instruments Nederland B.V., Delft Instruments
                            International B.V., Beheermaatschappij Elektroptik
                            B.V., Delft Instruments France S.A., B.V.
                            Industriele Houdstermaatschappij Odelca,
                            Enraf-Nonius Technology B.V., Beheermaatschappij
                            Oldelca B.V., Dimeq Medizinelektronik GMBH Berlin and N.V. Verenigde Instrumentenfabrieken
                            Enraf-Nonius. (Incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form
                            8-K/A as filed on August 14, 1998).

            2.3        --   Asset Purchase Agreement by and between Rehabilicare
                            Inc. ("Rehabilicare") and the Company dated August
                            6, 1998. (Incorporated herein by reference to Exhibit 2.3 of the Company's Quarterly Report on
                            Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998).

            3.1        --   Amended and Restated Articles of Incorporation
                            (Exhibit 3.1 to the Company's Quarterly Report on
                            Form 10-QSB for the quarter ended June 30, 1997 as filed on August 14, 1997.

            3.2        --   Amended and Restated By-Laws (Exhibit 3.2 to the
                            Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998)

            3.3        --   Statement of Designation of Series A Preferred Stock
                            (Exhibit 3.3 to the Company's Annual Report on Form
                            10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

            3.4        --   Amendment to Articles of Incorporation Amending the
                            Statement of Designation of Rights and Preferences of the Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current
                            Report on Form 8-K as filed on April 20, 1999).

            3.5        --   Statement of Designation of Rights and Preferences
                            of the Series C Preferred Stock of the Company
                            (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on April 20, 1999).

            4.1        --   Specimen Form of Common Stock Certificate
                            (Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

            4.2        --   Specimen Form of Preferred Stock Certificate
                            (Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

          EXHIBIT
            NO.                               DESCRIPTION
          -------                             -----------
            4.3        --   Specimen Form of Warrant Certificate. (Exhibit 4.2
                            to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No.
                            0-28566)).

            4.4        --   Form of Underwriter's Warrant. (Incorporated herein
                            by reference to the Company's Exhibit 4C to the Company's Registration Statement on Form S-18 (No.
                            33-49972) dated July 22, 1992).

            4.5        --   Form of Subscription Agreement between the Company
                            and the Series A Preferred Stock Investors.
                            (Incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15,
                            1998).

            4.6        --   Form of Stock Purchase Warrant Issued to Series A
                            Preferred Stock Investors. (Incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly
                            Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15, 1998).

            4.7        --   Form of Registration Rights Agreement between the
                            Company and the Series A Preferred Stock Investors.
                            (Incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 as filed on May 15,
                            1998).

            4.8        --   Registration Rights Agreement dated as of July 1,
                            1998, by and among the Company, Zanett Lombardier, Ltd. ("Lombardier") and The Zanett Securities
                            Corporation ("Zanett"). (Incorporated herein by reference to Exhibit 4.1 of the Company's Current
                            Report on Form 8-K as filed on July 10, 1998).

            4.9        --   Form of Stock Purchase Warrant issued to Lombardier
                            and Zanett dated July 1, 1998. (Incorporated herein by reference to Exhibit 4.2 of the Company's Current
                            Report on Form 8-K as filed on July 10, 1998).

            4.10       --   Securities Purchase Agreement dated as of July 1,
                            1998, between the Company and Lombardier.
                            (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed on July 10, 1998).

            4.11       --   Registration Rights Agreement dated as of August 10,
                            1998, by and among the Company, Lombardier, Goldman
                            Sachs Performance Partners, L.P. ("Partners") and
                            Goldman Sachs Performance Partners (Offshore), L.P.
                            ("Offshore") and Zanett. (Incorporated herein by reference to Exhibit 4.7 of the Company's Quarterly
                            Report on Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998).

            4.12       --   Form of Stock Purchase Warrant issued to Lombardier,
                            Partners, Offshore and Zanett dated August 10, 1998.
                            (Incorporated herein by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998 as filed on August
                            14, 1998).

            4.13       --   Securities Purchase Agreement dated as of August 10,
                            1998, between the Company, Lombardier, Partners and
                            Offshore. (Incorporated herein by reference to Exhibit 4.9 of the Company's Quarterly Report on
                            Form 10-QSB for the period ended June 30, 1998 as filed on August 14, 1998).

            4.14       --   Registration Rights Agreement dated as of April 12,
                            1999 by and among the Company, Zanett Lombardier, Ltd. and Zanett Securities Corporation (Incorporated herein by reference to Exhibit 4.1 to the Company's
                            Current Report on Form 8-K as filed on April 20,
                            1999).

            4.15       --   Form of Series C Warrant (Incorporated herein by
                            reference to Exhibit 4.2 to the Company's Current
                            Report on Form 8-K as filed on April 20, 1999).

          EXHIBIT
            NO.                               DESCRIPTION
          -------                             -----------
           4.16        --   Amendment and Exchange Agreement dated as of April
                            12, 1999 among the Company, Zanett Lombardier, Ltd.,
                            Goldman Sachs Performance Partners, L.P. and Zanett
                            Securities Corporation (Incorporated herein by reference to Exhibit 4.3 to the Company's Current
                            Report on Form 8-K as filed on April 20, 1999).

           4.17        --   Form of Replacement Series B Warrant (Incorporated
                            herein by reference to Exhibit 4.4 to the Company's
                            Current Report on Form 8-K as filed on April 20,
                            1999).

           4.18*       --   Form of Warrant to Purchase Common Stock issued to
                            certain accredited investors on January 25, 2000.

           4.19*       --   Form of Subscription Agreement relating to the
                            offering of three-and five-year warrants to purchase common stock.

          10.1         --   1996 Amended and Restated Non-Employee Director
                            Stock Option Plan. (Exhibit C to the Company's Proxy
                            Statement on Schedule 14A dated June 24, 1996 (File
                            No. 0-28566)).

          10.2         --   1996 Incentive Stock Plan. (Exhibit B to the
                            Company's Proxy Statement on Schedule 14A dated June
                            24, 1996 (File No. 0-28566)).

          10.3         --   Employment Agreement with Michael Barbour dated
                            November 22, 1996. (Exhibit 10.4 to the Company's
                            Annual Report on Form 10-KSB for the year ended
                            December 31, 1996 (File No. 0-28566)).

          10.4         --   Consulting Agreement with Chadwick F. Smith, MD
                            dated November 22, 1996. (Exhibit 10.5 to the
                            Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

          10.5         --   Asset Purchase Agreement dated November 12, 1996
                            with MJH Medical Equipment and Michael J. Houska.
                            (Exhibit 10.6 to the Company's Annual Report on Form
                            10-KSB for the year ended December 31, 1996 (File
                            No. 0-28566)).

          10.6         --   Employment Agreement with Michael J. Houska dated
                            November 12, 1996. (Exhibit 10.7 to the Company's
                            Annual Report on Form 10-KSB for the year ended
                            December 31, 1996 (File No. 0-28566)).

          10.7         --   Plan and Agreement of Merger with Health Career
                            Learning Systems, Inc. dated November 27, 1996.
                            (Exhibit 10.8 to the Company's Annual Report on Form
                            10-KSB for the year ended December 31, 1996 (File
                            No. 0-28566)).

          10.8         --   Stock Purchase Agreement with Paula L. Buhr dated
                            January 24, 1996. (Exhibit 10.9 to the Company's
                            Annual Report on Form 10-KSB for the year ended
                            December 31, 1996 (File No. 0-28566)).

          10.9         --   Asset Purchase Agreement with Gatti Medical Supply
                            dated January 24, 1996. (Exhibit 10.10 to the
                            Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-28566)).

          10.10        --   Master Agreement and Manufacturing Agreement with CB
                            Svendsen, a/s dated March 12, 1997. (Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No.
                            0-28566)).

          EXHIBIT
            NO.                               DESCRIPTION
          -------                             -----------
          10.11        --   Asset Purchase Agreement with Cybex International,
                            Inc. dated September 30, 1997 (Exhibit 10.11 to the
                            Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

          10.12        --   Plan and Agreement of Merger with Garvey Company
                            dated January 9, 1998 (Exhibit 10.12 to the
                            Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

          10.13        --   Asset Purchase Agreement with AMC Acquisition Corp.,
                            Dan D. Sudduth, Britton D. Sudduth and Roger W.
                            Dartt dated February 12, 1998 (Exhibit 10.13 to the
                            Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March 31, 1998).

          10.14        --   Asset Purchase Agreement with August Schild d/b/a
                            Summer Medical dated October 6, 1997 (Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed on March
                            31, 1998).

          10.15        --   Subordinated Loan Agreement dated as of May 29,
                            1998, by and between Delft Instruments Nederland
                            B.V., Henley Healthcare B.V., and the Company.
                            (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.16        --   Fourth Amendment to Amended and Restated Loan
                            Agreement, dated effective May 29, 1998, by and between the Company and Comerica Bank-Texas.
                            (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.17        --   Amendment to Subordination Agreement dated as of May
                            29, 1998 by and between Maxxim Medical, Inc.
                            ("Maxxim"), the Company and Comerica Bank-Texas.
                            (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.18        --   Joinder Agreement dated effective as of May 29,
                            1998, executed by Henley Healthcare, B.V.
                            (Incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A as filed on August 14, 1998).

          10.19        --   Second Modification to Convertible Subordinated
                            Promissory Note, dated as of June 5, 1998, between the Company and Maxxim. (Incorporated herein by reference to Exhibit 10.5 of the Company's Current
                            Report on Form 8-K/A as filed on August 14, 1998).

          10.20        --   Revolving Loan Agreement by and between the Company
                            and the Bank of Artesia. (Incorporated herein by reference to Exhibit 10.6 of the Company's Current
                            Report on Form 8-K/A as filed on August 14, 1998).

          10.21        --   Facilities and Services Agreement by and between
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

          10.23        --   Letter Agreement dated March 13, 1998, between the
                            Company and Maxxim relating to the conversion of the Note (Incorporated herein by reference to Exhibit
                            10.2 to the Company's Quarterly Report for the period ending March 31, 1998 on Form 10-QSB filed on May 15, 1998.)

          EXHIBIT
            NO.                               DESCRIPTION
          -------                             -----------
           10.24       --   Securities Purchase Agreement dated as of April 12,
                            1999, between the Company and Zanett Lombardier,
                            Ltd. (Incorporated herein by reference to Exhibit
                            10.1 to the Company's Current Report on Form 8-K as filed on April 20, 1999).

           10.25       --   Placement Agency Agreement dated as of April 12,
                            1999, between the Company and Zanett Securities
                            Corporation (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form
                            8-K as filed on April 20, 1999).

           16.1        --   Letter dated October 24, 1997, from GGK to the
                            Commission regarding disclosure in the Company's
                            Form 8-K filed on that date (Exhibit 16.1 to the Company's Current Report on Form 8-K dated October
                            24, 1997).

          21.1*        --   Subsidiaries of Registrant.

          23.1*        --   Consent of Arthur Andersen LLP

          27.1*        --   Financial Data Schedule.