Form 10-Q
period 2000-03-31
HENLEY HEALTHCARE INC
filed 2000-05-22
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

      (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  713-276-7000
                         (REGISTRANT'S TELEPHONE NUMBER)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes [X]  No[  ]

As of May 15, 2000, the registrant had 7,356,240 shares of common stock outstanding.

                        PART I. FINANCIAL INFORMATION

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this report are forward-looking statements. These forward looking statements include, without limitation, statements regarding the Company's estimate of the sufficiency of its existing capital resources and its ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the timing of regulatory approvals required to market certain of the Company's products. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, it can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

      When used in this report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Since these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

      These statements should be read carefully because they discuss the Company's expectations about its future performance, contain projections of its future operating results or its future financial condition, or state other "forward-looking" information. Investors in the Company's common stock should be aware that the occurrence of any of the events that constitute risk for the Company as described in this report could substantially harm the Company's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of the Company's common stock could decline, and the investor could lose all or part of their investment.

      The Company cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, the Company undertakes no obligation to update any of the forward-looking statements contained herein after the date of this report.

ITEM 1.   FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements."

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE

Consolidated Balance Sheets as of March 31, 2000 and
   December 31, 1999................................................    3

Consolidated Statements of Operations for the Three Months
   Ended March 31, 2000 and 1999....................................    4

Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2000 and 1999....................................    5

Notes to Consolidated Financial Statements..........................    6

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,     December 31,
                                                                                  2000           1999
                                                                              ------------    ------------
                             ASSETS                                            (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents .............................................   $    368,367    $    535,294
    Accounts receivable, net of allowance for doubtful
       accounts of $797,338 and $756,407, respectively ....................      6,533,606       7,695,984
    Inventory .............................................................      9,557,244      11,264,286
    Prepaid expenses ......................................................         88,476         220,643
    Other current assets ..................................................        113,965         116,200
                                                                              ------------    ------------
    TOTAL CURRENT ASSETS ..................................................     16,661,658      19,832,407

PROPERTY, PLANT AND EQUIPMENT, net ........................................      5,599,658       5,901,070
INTANGIBLE AND OTHER LONG-LIVED ASSETS, net ...............................     16,734,425      17,315,359
                                                                              ------------    ------------
    TOTAL ASSETS ..........................................................   $ 38,995,741    $ 43,048,836
                                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit ........................................................   $  9,230,967    $  9,670,200
    Current maturities of long-term debt ..................................      7,530,131       7,324,205
    Accounts payable ......................................................      6,083,504       7,220,012
    Accrued expenses and other current liabilities ........................      4,882,290       6,707,485
                                                                              ------------    ------------
    TOTAL CURRENT LIABILITIES .............................................     27,726,892      30,921,902

INTEREST PAYABLE ..........................................................        445,800         364,774
LONG-TERM DEBT, net of current maturities .................................      5,377,653       4,579,711
OTHER LONG-TERM LIABILITIES ...............................................      1,761,000       3,100,000
                                                                              ------------    ------------
    TOTAL LIABILITIES .....................................................     35,311,345      38,966,387
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock - $.10 par value; 2,500,000 shares authorized; Series A
      Preferred stock - 5,000 shares authorized;

        395 and 1,035 shares issued and outstanding .......................             39             103
      Series B Preferred stock - 8,000 shares authorized;
        3,894 and 4,700 shares issued and outstanding .....................            389             470
      Series C Preferred stock - 2,250 shares authorized;
        750 shares issued and outstanding .................................             75              75
    Common stock - $.01 par value; 20,000,000 shares authorized;
     7,257,570 and 6,411,139 issued; 6,978,570 and 6,132,139 outstanding ..         72,575          64,111
    Additional paid-in capital ............................................     29,600,202      29,337,454
    Cumulative translation adjustment .....................................       (226,723)       (493,528)
    Accumulated deficit ...................................................    (25,535,982)    (24,600,057)
    Treasury stock, at cost, 279,000 common shares ........................       (226,179)       (226,179)
                                                                              ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY ............................................      3,684,396       4,082,449
                                                                              ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 38,995,741    $ 43,048,836
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
NET SALES ............................................   $ 13,689,178    $ 13,338,016
COST OF SALES ........................................      9,594,762       8,367,329
                                                         ------------    ------------
GROSS PROFIT .........................................      4,094,416       4,970,687

OPERATING EXPENSES:
   Selling, general and administrative ...............      3,711,125       3,340,907
   Research and development ..........................         97,279         264,399
   Depreciation and amortization .....................        693,599         662,937
                                                         ------------    ------------
INCOME (LOSS) FROM OPERATIONS ........................       (407,587)        702,444

INTEREST EXPENSE .....................................        407,648         467,628
OTHER (INCOME) EXPENSE, net ..........................        (55,310)        (18,014)
                                                         ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ....................       (759,925)        252,830

PROVISION FOR INCOME TAXES ...........................        176,000            --
                                                         ------------    ------------
NET INCOME (LOSS) ....................................   $   (935,925)   $    252,830
                                                         ============    ============
Preferred Stock Dividends ............................       (151,945)        (67,241)
                                                         ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ...   $ (1,087,870)   $    185,589
                                                         ============    ============
NET INCOME (LOSS) PER COMMON SHARE - basic and diluted   $      (0.14)   $       0.03
                                                         ============    ============
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
   COMMON SHARE - basic and diluted ..................      6,573,804       5,534,825
                                                         ============    ============
COMPREHENSIVE INCOME (LOSS):
   Net Income (Loss) .................................   $   (935,925)   $    252,830
   Foreign Currency Translation Gain (Loss) ..........        266,805        (469,000)
                                                         ------------    ------------
TOTAL COMPREHENSIVE LOSS .............................   $   (669,120)   $   (216,170)
                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HENLEY HEALTHCARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2000             1999
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss) ...................................................   $  (935,925)     $   252,830
       Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
            Depreciation and amortization expense ..........................       693,599          662,937
            Interest expense imputed on notes payable ......................          --             10,500
            Provision for doubtful accounts ................................        63,600           61,448
            Changes in operating assets and liabilities:
            Decrease in accounts receivable ................................     1,162,378          484,300
            Decrease in inventory ..........................................     1,707,042          818,704
            (Increase) decrease in prepaid expenses and other current assets       134,402         (125,012)
            Decrease in accounts payable and accrued liabilities ...........    (3,015,612)      (1,502,189)
                                                                               -----------      -----------
               Total adjustments ...........................................       745,409          410,688
                                                                               -----------      -----------
            Net cash provided by (used in) operating activities ............      (190,516)         663,518

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ................................................        (6,267)          (4,350)
                                                                               -----------      -----------
            Net cash used in investing activities ..........................        (6,267)          (4,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of preferred stock and warrants ..........        84,416             --
       Net payments on lines of credit .....................................      (244,233)        (493,331)
       Principal payments of long-term debt and other liabilities ..........       (77,132)        (196,389)
                                                                               -----------      -----------
            Net cash used in financing activities ..........................      (236,949)        (689,720)

EFFECT OF TRANSLATION EXCHANGE RATE CHANGES ON CASH ........................       266,805          (96,997)
                                                                               -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................      (166,927)        (127,549)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................       535,294          490,649
                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................   $   368,367      $   363,100
                                                                               ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the quarter for interest ..................................   $   255,206      $   350,433

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PRESENTATION:

      The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. and Subsidiaries (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the United States Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, as reported in the Company's 1999 Form 10-KSB, as amended, have been omitted.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2000, the Company incurred a net loss of approximately $760,000 and had a working capital deficit at March 31, 2000, of approximately $11 million. As of December 31, 1999, and through May 22, 2000, the Company was in default of certain financial and other covenants under its bank Line of Credit which expired March 3, 2000. The Company also has two past due loan payments totaling approximately $3.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company must quickly obtain substantial amounts of working capital in order to successfully continue operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations as well as to pay its outstanding trade payables and overdue royalty obligations. In order to secure such working capital, the Company must renegotiate its long-term debt and sell considerable amounts of its equity securities. The Company is currently in negotiations for such additional financing and could also pursue a sale of some of its assets, although there can be no assurance that the Company will be successful in any of these financing efforts. As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet its obligations as they become due. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   LOSS PER COMMON SHARE:

      Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period, while diluted income
(loss) per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. Both basic and diluted income (loss) per common share are the same for each of the periods presented. The Company has other securities, including convertible debt and convertible preferred stock, that could potentially dilute basic income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive for the periods presented.

3. SEGMENT REPORTING:

      The Company has two reportable segments: Henley Healthcare, Inc., in the United States (Henley, U.S.) and its wholly owned subsidiary Enraf-Nonius, which is based in The Netherlands. Both Henley, U.S., and Enraf-Nonius specialize in the development, manufacture and sale of medical products. The two entities are managed separately due to geographic considerations. Intersegment revenues are not significant. The only significant noncash items reported in the respective segments' profit or loss are depreciation and amortization.

      To more accurately report the profitability of each segment, management has allocated to Enraf-Nonius certain corporate costs that have been incurred by Henley-U.S. for the quarter ended March 31, 2000. The allocated costs include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding inter-company payable from Enraf-Nonius to Henley-U.S using the incremental borrowing rate of Enraf-Nonius. All other costs are allocated based on either actual amounts incurred by Henley-U.S. that are directly attributable to Enraf-Nonius or one-half of those centrally incurred costs that benefit both segments. All prior period amounts, for all periods presented herein, have been restated to consistently reflect the allocations.

      The following table summarizes certain financial information for each of the Company's reportable segments for the three months ended March 31, 2000 and 1999:

                                         HENLEY, U.S.    ENRAF-NONIUS   CONSOLIDATED
                                         ------------    ------------   ------------
2000
Revenues from unaffiliated customers .   $  3,203,000    $ 10,486,000   $ 13,689,000
Gross Profit .........................      1,223,000       2,871,000      4,094,000
Net Income (loss) before income taxes        (993,000)        233,000       (760,000)
Net Income (loss) ....................       (993,000)         57,000       (936,000)

1999
Revenues from unaffiliated customers .   $  6,123,000    $  7,215,000   $ 13,338,000
Gross Profit .........................      2,343,000       2,628,000      4,971,000
Net Income (loss) before income taxes         135,000         118,000        253,000
Net Income ...........................        135,000         118,000        253,000

4. STOCKHOLDERS' EQUITY:

      In January 2000, the Company received $84,416 in subscriptions for common stock warrants pursuant to its November 1999 private placement offering of such warrants, which expired in February 2000.

      During March 2000, the Company issued 30,738 shares of its Common Stock as compensation for services received and recorded related compensation expense of $25,375 based on the market price of the Common Stock on the measurement dates.

      During the quarter ended March 31, 2000, certain holders of the Company's Series A Preferred Stock converted an aggregate of 640 shares of preferred stock into an aggregate of 316,538 shares of common stock, and certain holders of the Company's Series B Preferred Stock converted an aggregate of 806 shares of preferred stock into an aggregate of 674,050 shares of common stock.

5. INCOME TAXES:

      The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. This provision does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved against, the provision for income taxes has been reflected as a reduction of goodwill associated with the acquisition of Enraf-Nonius.

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

      The Company's ability to manage its business will require the Company to continue to invest in its operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage operations effectively would have a material adverse effect on the financial condition, results of operations and business of the Company.

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

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1999 filed with the SEC on Form 10-KSB, as amended.

RESULTS OF OPERATIONS

      The Company operates Enraf-Nonius as a distinct separate unit, apart from the Company's operations in the United States due to geographic considerations. Accordingly, the following discussion of results of operations is presented separately for Henley Healthcare, Inc. - U.S. and Enraf-Nonius. To more accurately report the profitability of each segment, management has allocated to Enraf-Nonius certain corporate costs that have been incurred by Henley-U.S. for the quarter ended March 31, 2000. The allocated costs include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding inter-company payable from Enraf-Nonius to Henley-U.S using the incremental borrowing rate of Enraf-Nonius. All other costs are allocated based on either actual amounts incurred by Henley-U.S. that are directly attributable to Enraf-Nonius or one-half of those centrally incurred costs that benefit both segments. All prior period amounts, for all periods presented herein, have been restated to consistently reflect the allocations.

THREE MONTHS ENDED MARCH 31, 2000  VS. THREE MONTHS ENDED MARCH 31, 1999

HENLEY HEALTHCARE, INC. -- US

      During the quarter ended March 31, 2000, Henley-U.S. recorded net sales of approximately $3,203,000 reflecting a decrease of approximately $2,920,000 or
47.7 percent from the amount of $6,123,000 reported for the quarter ended March 31, 1999. The decrease was due primarily to the effects of inadequate working capital. The Company continues to have a significant working capital deficit and continues to be restricted in the use of its collections of operating revenues under its current credit agreement. These factors continue to materially and adversely affect the Company's ability to purchase supplies and raw materials and to manufacture and deliver its products.

      The Company's gross profit for the quarter ended March 31, 2000 decreased
47.8 percent to $1,223,000 compared to $2,343,000 for the quarter ended March 31, 1999 due to lower net sales. Gross margin as a percentage of sales in 2000 remained relatively unchanged when compared to the same period in 1999.

      Selling, general and administrative expenses increased by $54,000, from $1,537,000 in 1999 to $1,591,000 in 2000, an increase of approximately 3.5 percent. This increase is primarily due to certain costs incurred in 2000 associated with employee severance packages. Selling, general and administrative costs increased as a percentage of revenues from approximately 25.1 percent for 1999 to approximately 49.7 percent for 2000. This increase is primarily attributable to decreased net sales without a corresponding decrease in selling, general and administrative costs.

      Research and development expense for the quarter ended March 31, 2000 increased 55.3 percent to $59,000 from $38,000 reported for the quarter ended March 31, 1999. This increase was due primarily to costs incurred in conducting the research for the upgrade of one of the Company's rehabilitation products as well as increasing costs incurred in connection with ongoing research related to the Company's laser product.

      Depreciation and amortization for the quarter ended March 31, 2000 increased 7.9 percent to $343,000 from $318,000 reported for the quarter ended March 31, 1999. This increase was due primarily to depreciation expense recorded for the Company's new application software.

      Interest expense for the quarter ended March 31, 2000 amounted to $278,000 compared to $333,000 for the same period in 1999. The decrease in interest expense was primarily due to a decrease in average borrowings from 1999 to 2000, which was partially offset by increases in interest rates on the outstanding borrowings.

      Henley-US reported net loss of approximately $993,000 for the three months ended March 31, 2000 compared to net income of approximately $135,000 for the same period in 1999.

ENRAF-NONIUS

      For the quarter ended March 31, 2000, Enraf's revenues increased $3,271,000 or 45.3 percent to $10,486,000 compared to $7,215,000 reported for the same period in 1999. The increase in revenues was due primarily to a large shipment in January 2000 under a contract with the Indonesian government. Gross profit for the quarter ended March 31, 2000, was approximately $2,871,000 or
27.4 percent compared to approximately $2,628,000 or 36.4 percent for the same period in 1999. Gross profit as a percentage of sales decreased due to the low margins on the Indonesian contract and a seasonal decline in sales of Enraf's higher-margin core products.

      Operating expenses for the quarter ended March 31, 2000, were approximately $2,508,000 or 23.9 percent of revenues compared to approximately $2,375,000 or 32.9 percent reported for the same period in 1999. The increase in operating expenses resulted primarily from incremental costs related to the Indonesian project which was initiated in the third quarter of 1999.

      For the quarter ended March 31, 2000, provision for income taxes amounted to $176,000. This provision does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards.

      Net income for the quarter ended March 31, 2000 was approximately $57,000 or 0.5 percent of sales compared to approximately $118,000 or 1.6 percent of sales reported for the same period in 1999.

      Effective January 1, 1999, Enraf-Nonius assumed the sales and marketing functions for Henley's core products in Europe, Australia, and Africa. Management believes that the continued successful implementation of cost reductions and the potential synergies to be gained by combining Henley's core products with Enraf-Nonius' international distribution system will enable Enraf-Nonius to achieve and maintain positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had a working capital deficit of approximately $11,000,000, which continues to increase because of restrictions on the Company's use of collections of its revenues from operations. Currently, nearly all of the Company's collections of revenues from its U.S. operations are immediately applied to the outstanding balance of its fully-drawn and matured Line of Credit (defined below). As a result, the Company's only current sources of liquidity consist primarily of proceeds from the sale of its equity securities and funds held at the end of fiscal year 1999 from the operations of its subsidiary, Enraf-Nonius. The combined effects of this working capital deficit and the restrictions on the use of collections of operating revenues has materially and adversely affected the ability of the Company's U.S. operations to purchase supplies and raw materials and to manufacture and deliver products. This has resulted in significantly lower net sales for Henley-U.S.

      The Company has an Amended Loan Agreement with Comerica Bank-Texas ("Comerica") that provides for (i) a revolving loan ("Line of Credit"), which permitted borrowings of up to $6,000,000 through March 3, 2000 and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000 ("Term Note C"). Term Note A, Term Note B and Term Note C (collectively the "Term Notes") are payable in monthly installments of $23,833, $8,978 and $7,000, respectively, plus interest through September 2002, May 2011 and February 2013, respectively. The Line of Credit also includes a $250,000 letter of credit facility. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (8.5 percent at March 31, 2000) plus (i) five percent per annum for the Line of Credit, and (ii) three and one-half percent per annum for the three term loans. Term Note B is callable by Comerica beginning on the fifth anniversary of the Amended Loan Agreement. All of the borrowings from Comerica are secured by substantially all of the assets of the Company. The total amount available for borrowing under the Line of Credit is the lesser of (i) $6,000,000 and (ii) a variable borrowing base calculated based on the amount and type of outstanding accounts receivable and the value of certain items of inventory. As of March 31, 2000, the Company had no amounts available for borrowing under the Line of Credit as its borrowings exceeded its borrowing base by approximately $1,900,000. This amount has since increased to approximately $3,300,000 and will likely continue to increase in the future unless the Company is, among other things, successful in negotiating a replacement credit facility and obtaining significant additional equity financing.

      The Amended Loan Agreement contains a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply including a minimum tangible net worth, leverage ratio, working capital ratio, fixed charge ratio and interest coverage ratio. At March 31, 2000, the Company was in default of certain of these financial and non-financial covenants. While the bank has not demanded payment of the Line of Credit or the related term notes as of May 15, 2000, such debt has been classified as a current liability in the accompanying balance sheet as of March 31, 2000. Additionally, the Company did not make two scheduled loan payments of approximately $1,500,000 each due on May 1, 1999 and 2000 under the Maxxim Note described below. As a result, at March 31, 2000, the Company had a working capital deficit of approximately $11,000,000 and a current ratio of 0.60 to 1.

      Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a bank in The Netherlands, (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings of up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,817,000 at March 31, 2000, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at March 31, 2000) plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets, and renews annually. At March 31, 2000, there were no funds available for borrowing under this revolving credit facility.

      In connection with an agreement entered into in April 1996 with Maxxim Medical, Inc. ("Maxxim"), the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the "Note"). The Note is subordinated to the Line of Credit and Term Notes with Comerica, and is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each calendar year and calculated at a rate equal to 2 percent per annum and increasing annually 2 percent per annum. The indebtedness under the Note is secured by a second lien in substantially all of the assets of the Company. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending on when the redemption occurs as set forth in the Note. In addition, the Note is subject to mandatory redemption in annual principal installments of $1.4 million commencing on May 1, 1999 at premiums starting at 7 percent and decreasing 1 percent each year. Payments totaling approximately $3,000,000 to Maxxim were due by May 1, 2000 under the Note (including approximately $1,500,000 that was due May 1, 1999). The Company is currently in negotiations with Maxxim concerning the timing and amounts of the principal payments. The Company is also required to redeem 40 percent of the Note upon the completion of a public offering. The Note is convertible into common stock at a conversion price of $2 per share, provided that upon the occurrence of any default under the Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately preceding the event of default. The conversion price is also subject to adjustment upon the occurrence of certain events (including certain issuances of common stock for less than the conversion price) to provide antidilution protection.

      The Company must quickly obtain substantial amounts of working capital in order to successfully continue operations. In addition, the Company needs substantial additional capital to satisfy its outstanding debt obligations under the Line of Credit and the Note, as well as to pay its outstanding trade payables and overdue royalty obligations. In order to secure such working capital, the Company must quickly renegotiate its Line of Credit and the Note and sell considerable amounts of its equity securities. The sale of a substantial additional amount of equity securities could, however, result in dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's Common Stock. The Company may also pursue the sale of some of its assets in order to reduce its indebtedness and obtain working capital. The Company is currently in negotiations with Comerica and Maxxim, and is also negotiating for such additional financing. There can be no assurance that the Company will be successful in any of these financing efforts or in selling assets at attractive prices. If the Company is not successful in quickly eliminating or reducing its working capital deficit and fully satisfying its outstanding debt obligations by obtaining sufficient financing, the Company will not be able to continue its current operations and there will be substantially increased doubt as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

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

      Prior to and during 1999, the Company undertook various comprehensive initiatives intended to ensure that it was prepared for the Y2K issue. The Company has not encountered any significant Y2K failures, and is not aware of any Y2K issues that have been encountered by any third party with whom it does business, which could materially affect the Company's operations. The amounts charged to expense in 1999, as well as the amounts anticipated to be charged to expense related to the Y2K compliance issue are not significant and not expected to be material to the Company's financial position, results of operations or cash flows.

                          PART II. OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      The Company is in default under its loan agreements with Comerica and Maxxim. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     The following exhibits are filed with this Current Report on Form 10-Q:

         EXHIBIT

           NO.               DESCRIPTION

          27.1         -- Financial Data Schedule for the three
                             months ended March 31, 2000.

-----------

     (B)  REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HENLEY HEALTHCARE, INC.
                                                 (Registrant)

Date: May 22, 2000                               By: /S/ JAMES L. STURGEON
                                                     ---------------------------
                                                       James L. Sturgeon
                                                     Executive Vice President
                                                   and Chief Accounting Officer)