Form 10-Q
period 2000-06-30
HENLEY HEALTHCARE INC
filed 2000-08-21
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED June 30, 2000
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________

                         COMMISSION FILE NUMBER 0-28566

                             HENLEY HEALTHCARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                  76-0335587
     (STATE OR OTHER JURISDICTION                     (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

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

Yes [X]  No [ ]

As of August 18, 2000, the registrant had 8,821,751 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements."

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE
Consolidated Balance Sheets as of June 30, 2000 and
   December 31, 1999................................................         4

Consolidated Statements of Operations for the Six and Three Months
   Ended June 30, 2000 and 1999................................              5

Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2000 and 1999.....................................         6

Notes to Consolidated Financial Statements..........................         7

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,      DECEMBER 31,
                                                                               2000            1999
                                                                           ------------    ------------
                                ASSETS                                      (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ..........................................   $    838,432    $    535,294
    Accounts receivable, net of allowance for doubtful
       accounts of $815,640 and $756,407, respectively .................      5,691,704       7,695,984
    Inventory ..........................................................      8,542,769      11,264,286
    Prepaid expenses ...................................................        123,887         220,643
    Other current assets ...............................................        158,995         116,200
                                                                           ------------    ------------
    TOTAL CURRENT ASSETS ...............................................     15,355,787      19,832,407

PROPERTY, PLANT AND EQUIPMENT, net .....................................      5,441,116       5,901,070
INTANGIBLE AND OTHER LONG-LIVED ASSETS, net ............................     15,938,318      17,315,359
                                                                           ------------    ------------
    TOTAL ASSETS .......................................................   $ 36,735,221    $ 43,048,836
                                                                           ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit .....................................................   $  3,661,000    $  9,670,200
    Current maturities of long-term debt ...............................      2,016,337       7,324,205
    Accounts payable ...................................................      5,771,495       7,220,012
    Accrued expenses and other current liabilities .....................      4,266,842       6,707,485
                                                                           ------------    ------------
    TOTAL CURRENT LIABILITIES ..........................................     15,715,674      30,921,902

INTEREST PAYABLE .......................................................        507,902         364,774
LONG-TERM DEBT, net of current maturities ..............................     13,247,426       4,579,711
OTHER LONG-TERM LIABILITIES ............................................      1,647,000       3,100,000
                                                                           ------------    ------------
    TOTAL LIABILITIES ..................................................     31,118,002      38,966,387
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock - $.10 par value; 2,500,000 shares authorized;
      Series A Preferred stock -  5,000 shares authorized;
        696 and 1,035 shares issued and outstanding ....................             69             103
      Series B Preferred stock - 8,000 shares authorized;
        3,894 and 4,700 shares issued and outstanding ..................            389             470
      Series C Preferred stock - 2,250 shares authorized;
        750 shares issued and outstanding ..............................             75              75
      Series D Preferred stock - 3,885 shares authorized;
        2775 shares issued and outstanding .............................            278             -
    Common stock - $.01 par value; 20,000,000 shares authorized;
     7,919,636 and 6,411,139 issued; 7,640,636 and 6,132,139 outstanding         79,193          64,111
    Additional paid-in capital .........................................     32,827,907      29,337,454
    Cumulative translation adjustment ..................................       (178,354)       (493,528)
    Accumulated deficit ................................................    (26,886,159)    (24,600,057)
    Treasury stock, at cost, 279,000 common shares .....................       (226,179)       (226,179)
                                                                           ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY .........................................      5,617,219       4,082,449
                                                                           ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 36,735,221    $ 43,048,836
                                                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                          SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                                             2000            1999            2000            1999
                                                         ------------    ------------    ------------    ------------
NET SALES ............................................   $ 25,593,054    $ 25,147,907    $ 11,903,876    $ 11,809,891
COST OF SALES ........................................     18,924,023      15,612,776       9,329,261       7,245,447
                                                         ------------    ------------    ------------    ------------
GROSS PROFIT .........................................      6,669,031       9,535,131       2,574,615       4,564,444

OPERATING EXPENSES:
   Selling, general and administrative ...............      6,235,691       7,092,196       2,524,566       3,751,289
   Research and development ..........................        185,530         423,031          88,251         158,632
   Depreciation and amortization .....................      1,043,362       1,336,979         349,763         674,042
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ........................       (795,552)        682,925        (387,965)        (19,519)

INTEREST EXPENSE .....................................      1,036,178         920,254         628,530         452,626
OTHER (INCOME) EXPENSE, net ..........................         (4,628)       (777,219)         50,682        (759,205)
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ....................     (1,827,102)        539,890      (1,067,177)        287,060

PROVISION FOR INCOME TAXES ...........................       (459,000)        (96,000)       (283,000)        (96,000)
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS) ....................................   ($ 2,286,102)   $    443,890    ($ 1,350,177)   $    191,060
                                                         ============    ============    ============    ============
Preferred Stock Dividends ............................       (104,767)       (591,270)        (48,767)       (524,029)
                                                         ------------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ............   ($ 2,390,869)   ($   147,380)   ($ 1,398,944)   ($   332,969)
                                                         ============    ============    ============    ============
NET LOSS PER COMMON SHARE - basic and diluted ........   ($      0.35)   ($      0.03)   ($      0.19)   ($      0.06)
                                                         ============    ============    ============    ============
SHARES USED IN COMPUTING NET LOSS PER
   COMMON SHARE - basic and diluted ..................      6,865,754       5,672,109       7,252,883       5,805,081
                                                         ============    ============    ============    ============
COMPREHENSIVE LOSS:
   Net Income (Loss) .................................   ($ 2,286,102)   $    443,890    ($ 1,350,177)   $    191,060
   Foreign Currency Translation Gain (Loss) ..........        315,174        (736,045)         48,369        (267,045)
                                                         ------------    ------------    ------------    ------------

TOTAL COMPREHENSIVE LOSS .............................   ($ 1,970,928)   ($   292,155)   ($ 1,301,808)   ($    75,985)
                                                         ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                               2000           1999
                                                                            -----------    -----------
Cash flows from operating activities:
     Net Income (loss) ..................................................   ($2,286,102)   $   443,890

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation and amortization expense .........................     1,043,362      1,336,979
          Interest expense imputed on notes payable .....................       143,128         21,000
          Provision for doubtful accounts ...............................        85,834        128,988
          Issuance of common stock for services .........................        74,102         32,500
          Gain on involuntary conversion ................................          --         (729,518)
          Non-cash provision for income taxes ...........................       459,000
          Changes in operating assets and liabilities:
         Decrease in accounts receivable ................................     1,945,047        908,733
         Decrease in inventory ..........................................     2,721,517        533,062
         (Increase) decrease in prepaid expenses and other current assets       111,766       (369,793)
         Decrease in other long-term assets .............................       326,016         66,000
         Decrease in accounts payable and accrued liabilities ...........    (3,494,274)    (2,608,399)
                                                                            -----------    -----------
            Total adjustments ...........................................     3,415,498       (680,448)
                                                                            -----------    -----------
         Net cash provided by (used in) operating activities ............     1,129,396       (236,558)

Cash flows from investing activities:
     Capital expenditures ...............................................           -          (14,806)
     Proceeds from asset sales ..........................................         8,617            -
                                                                            -----------    -----------
         Net cash provided by (used in) investing activities ............         8,617        (14,806)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock and warrants .........     2,500,000        623,750
     Payments of dividends on preferred stock ...........................         -           (424,637)
     Proceeds from involuntary conversion, net of expenses ..............         -            904,735
     Net payments on lines of credit, debt & other long-term liabilities     (3,650,049)      (869,109)
                                                                            -----------    -----------
         Net cash provided by (used in) financing activities ............    (1,150,049)       234,739

Effect of translation exchange rate changes on cash .....................       315,174         16,420
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents ....................       303,138           (205)

Cash and cash equivalents at beginning of period ........................       535,294        490,649
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $   838,432    $   490,444
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest ................................   $   831,503    $   868,254

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended June 30, 2000, the Company incurred a net loss of approximately $1,350,000 and had a working capital deficit at June 30, 2000, of approximately $359,887. As of December 31, 1999, and through May 22, 2000, the Company was in default of certain financial and other covenants under its line of credit with Comerica Bank - Texas ("Comerica") which expired March 3, 2000. The lender had waived the default. Recently, the Company renegotiated its line of credit with Comerica, renegotiated its convertible note with Maxxim Medical, Inc.("Maxxim"), sold shares of Series D Convertible Preferred Stock for $2,500,000 and paid some of its vendor claims with shares of the Company's common stock par value $.01 per share (the "Common Stock").

      Under the terms of the amended and restated credit agreement with Comerica, as long as the Company stays within the prescribed borrowing base and in compliance with the agreement, there are no restrictions on the use of the collections of operating revenues. While these steps have improved the Company's ability to purchase supplies and raw materials to manufacture and deliver products, there are no assurances that the Company's working capital position has improved enough to successfully continue operations. Also, additional capital may be needed to satisfy outstanding vendor obligations, overdue royalty obligations, the note with Maxxim and outstanding debt obligations under the line of credit with Comerica. While the Company has negotiated an additional sale of shares of Series D Convertible Preferred Stock for $1,000,000, there can be no assurance that the funding will be sufficient to continue current operations. As previously disclosed in the Company's Annual Report on Form 10-KSB as filed with the SEC for the year ended December 31, 1999, as amended, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet obligations as they become due.

2.   LOSS PER COMMON SHARE:

      Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period, while diluted income
(loss) per common share considers the dilutive effect of stock options and warrants reflected under the treasury stock method. The Company has stock options and warrants, convertible debt and convertible preferred stock, that could potentially dilute basic income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive for the periods presented.

3. SEGMENT REPORTING:

      The Company has two reportable segments: Henley Healthcare, Inc., in the United States (Henley - U.S.) and its wholly owned subsidiary Enraf-Nonius, which is based in The Netherlands. Both Henley - U.S., and Enraf-Nonius specialize in the development, manufacture, distribution, and sale of medical products. The two entities are operated separately due to geographic considerations. Intersegment revenues are not significant. The only significant noncash items reported in the respective segments' profit or loss are depreciation and amortization.

      To more accurately report the profitability of each segment, management has allocated to Enraf-Nonius certain corporate costs that have been incurred by Henley-U.S. for the periods ended June 30, 2000. The allocated costs include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding inter-company payable from Enraf-Nonius to Henley-U.S using the incremental borrowing rate of Enraf-Nonius. All other costs are allocated based on actual amounts incurred by Henley-U.S. that are directly attributable to Enraf-Nonius or one-half of those centrally incurred costs that benefit both segments. All prior period amounts, for all periods presented herein, have been restated to consistently reflect the allocations.

      The following table summarizes certain financial information for each of the Company's reportable segments for the six and three months ended June 30, 2000 and 1999:


                                         HENLEY - U.S.   ENRAF-NONIUS   CONSOLIDATED
                                         ------------    ------------   ------------

Six months ended June 30, 2000
Revenues from unaffiliated customers .   $  5,085,000    $ 20,508,000   $ 25,593,000
Gross Profit .........................      1,414,000       5,255,000      6,669,000
Net Income (loss) before income taxes      (2,347,000)        520,000     (1,827,000)
Net Income (loss) ....................     (2,347,000)         61,000     (2,286,000)


Six months ended June 30, 1999
Revenues from unaffiliated customers .   $ 10,921,000    $ 14,227,000   $ 25,148,000
Gross Profit .........................      4,437,000       5,098,000      9,535,000
Net Income (loss) before income taxes         157,000         383,000        540,000
Net Income ...........................        157,000         287,000        444,000




                                         HENLEY - U.S.   ENRAF-NONIUS   CONSOLIDATED
                                         ------------    ------------   ------------

Three months ended June 30, 2000
Revenues from unaffiliated customers .   $  1,882,000    $ 10,022,000   $ 11,904,000
Gross Profit .........................        191,000       2,384,000      2,575,000
Net Income (loss) before income taxes      (1,354,000)        287,000     (1,067,000)
Net Income (loss) ....................     (1,354,000)          4,000     (1,350,000)


Three months ended June 30, 1999
Revenues from unaffiliated customers .   $  4,798,000    $  7,012,000   $ 11,810,000
Gross Profit .........................      2,094,000       2,470,000      4,564,000
Net Income (loss) before income taxes          22,000         265,000        287,000
Net Income ...........................         22,000         169,000        191,000

4. STOCKHOLDERS' EQUITY:

      In January 2000, the Company received $84,416 for the exercise of warrants issued in connection with its November 1999 private placement offering of such warrants. These warrants expired in February 2000.

      During April 2000, the Company issued 28,738 shares of its Common Stock as compensation for services received and recorded related compensation expense of $57,102 based on the market price of the Common Stock on the measurement dates.

      During the quarter ended June 30, 2000, the Company issued 580,610 shares of its Common Stock to vendors as settlement for $990,415 of outstanding invoices.

      During the quarter ended June 30, 2000, certain holders of the Company's Series A Preferred Stock converted an aggregate of 7 shares of Series A Preferred Stock into an aggregate of 61,718 shares of Common Stock.


5. INCOME TAXES:

      The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. This provision does not represent an income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved against, the provision for income taxes has been reflected as a reduction of goodwill and identifiable intangibles associated with the acquisition of Enraf-Nonius.

6. FINANCING:

      SERIES D PREFERRED STOCK PLACEMENT

      On May 23, 2000, the Company, sold in a private placement 2,500 shares of the Company's Series D Convertible Preferred Stock, par value $.10 per share (the "Series D Shares"), convertible into shares of the Common Stock, for an aggregate purchase price of $2,500,000. The proceeds of the private placement were used to reduce bank debt, pay vendors and for operating capital. The purchasers were The Endeavour Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust Reg (collectively, the "Purchasers"), each of which are accredited investors. In connection with the issuance of the Series D Shares, the Purchasers also were issued warrants to acquire 200,000 shares of Common Stock. The warrants expire May 31, 2005 and have an exercise price of $1.99 per share. The estimated fair value of the warrants total approximately $200,000 and have been recorded as a cost of capital in additional paid-in capital. An additional 1,000 Series D shares for a purchase price of $1,000,000 is to be paid by the Purchasers upon notice by the Company to the escrow agent specifying the additional closing date (the "Additional Closing"); provided however, that the Additional Closing will not occur until the later of (i) September 3, 2000 or (ii) 10 days after the notice is delivered. The Series D Shares bear a 6% cumulative dividend payable to the holders of the Series D Shares on the date of each conversion into shares of Common Stock. The dividends shall be payable in cash or in Common Stock at the Company's option. The Series D Shares are convertible into the Company's Common Stock at the lesser of (i) 105% of the average closing bid price for the Company's Common Stock as reported by Bloomberg L.P. for the 10 consecutive trading days immediately proceeding the initial issuance of the Series D shares(the "Fixed Conversion Price"), or (ii) the amount obtained by multiplying .8 by the average closing bid price for the Company's Common Stock as reported by Bloomberg L.P.for the lowest three trading days during the period beginning on the fifteenth day prior to the conversion date for such conversion and ending on such conversion date.

      The Series D Shares have no voting rights and rank junior to all of the Company's previously issued shares of Series A, Series B and Series C Preferred Stock. The Company, at its option, may force the conversion of the Series D Shares under certain circumstances, including if the market price of the Common Stock exceeds 300% of the Fixed Conversion Price. In addition, the Series D Shares are redeemable at the holder's option if, among other things, the Company is unable to issue shares of its Common Stock upon conversion of the Series D

Shares due to Nasdaq regulations. The Series D Shares have a liquidation preference of $1,000 per share, plus the accrued and unpaid dividends thereon through the date of final distribution.

      The placement agent, Union Atlantic LC and Union Atlantic Capital L.C., received a commission of 11% which was paid by the issuance of 275 Series D Shares, as well as warrants to acquire 125,000 shares of Common Stock at a price equal to 110% of the warrants issued to the Purchasers with an expiration date of May 31, 2004. The fair value of the Series D Shares of approximately $275,000 and the fair value of the warrants of approximately $108,000 have been recorded as a cost of capital in additional paid-in capital. The placement agent also will be entitled to an 11% commission on any amounts received at the Additional Closing.

      In addition, The Endeavour Capital Fund S.A. was issued a warrant to acquire 50,000 shares of Common Stock in connection with the $200,000 bridge loan provided by it prior to the private placement. The warrant expires May 1, 2005 and has an exercise price of $2.00 per share. The fair value of the warrants totalling approximately $50,000 has been recorded as interest expense during the quarter ended June 30, 2000. The bridge loan was repaid out of proceeds received from the sale of Series D Shares.

      Pursuant to the terms of the Statement of Designation of Rights and Preferences of the Series D Preferred Stock, the Company is not required to issue shares of its Common Stock on conversion of the Preferred Stock unless such shares have been approved for listing on the exchange or market on which the Common Stock is trading. In such an event, until the Company obtains the requisite shareholder approval, the Company is not obligated to issue shares in excess of the amount of shares which does not require shareholder approval, which under the Nasdaq SmallCap rule is 20% of the Company's outstanding Common Stock. Therefore, until the Company receives shareholder approval, the Series D Shares will not be convertible into more than the number of shares of Common Stock which may be listed under the Nasdaq SmallCap Rules without obtaining shareholder approval. The Company is seeking shareholder approval for the issuance of the Series D Shares at the next meeting of its shareholders in order to eliminate this limit on the shares of Common Stock issuable on conversion of the Series D Shares.

      COMERICA AMENDED LOAN AGREEMENT

      On May 23, 2000, the Company entered into a Second Amended and Restated Loan Agreement with Comerica (the "Amended Loan Agreement"). The Amended Loan Agreement is effective as of March 3, 2000. The Amended Loan Agreement provides for (i) a revolving loan ("Line of Credit"), with permitted borrowings of up to $5,200,000 through April 1, 2002 and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000
("Term Note C"). Term Note A, Term Note B and Term Note C (collectively, the "Term Notes") are payable in monthly installments of $23,833, $7,000 and $8,978, respectively, plus interest through September 30, 2002, April 30, 2011 and February 12, 2013, respectively. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (9.5% at June 30, 2000) plus one and one-half percent per annum, until the respective maturity dates at which the interest payable for such note will be the maximum rate allowed under applicable law. Term Note B is callable by Comerica beginning on April 1, 2002 and each anniversary thereafter. All of the borrowings from Comerica are secured by substantially all the assets of the Company. The total amount available for borrowing under the Line of Credit is the lesser of (i) $5,200,000 and (ii) a variable borrowing base calculated based on the amount and type of accounts receivable and the value of certain items of inventory. Prior to the Company entering into the Amended Loan Agreement, it had no amounts available for borrowing under the Line of Credit and its borrowings exceeded its borrowing base. As of June 30, 2000, the Company had $309,000 available for borrowing under the Line of Credit.

The Amended Loan Agreement relaxed a number of affirmative covenants, negative covenants and financial covenants with which the Company must comply, including reducing the minimum tangible net worth test and eliminating the leverage ratio, the fixed charge coverage ratio and the current ratio. The Amended Loan Agreement also contains a covenant that may require the Company to issue shares of its Common Stock to Comerica if the sale or disposal of certain assets is not completed within a specified time.

      MAXXIM MEDICAL SUBORDINATED PROMISSORY NOTE

      In connection with an agreement entered into in April 1996 with Maxxim, the Company issued to Maxxim a convertible subordinated promissory note in the principal amount of $7 million (the " Maxxim Note"). The Maxxim Note is due and payable on May 1, 2003 with interest payable semi-annually on November 1 and May 1 of each year and calculated at a rate equal to 2 percent per year and increasing at a rate of 2 percent per year. Effective May 1, 2000, the Company amended the Maxxim Note (the "Amendment") with respect to certain interest payments and mandatory redemption provisions. The Amendment provides that all past due interest installments are deferred until May 1, 2002. The Amendment also provides that such interest installments, which were due on May 1 and November 1, 2000, are deferred until May 1, 2002. The Maxxim Note is secured by a second lien on substantially all of the Company's assets. The Company may redeem all or any portion of the outstanding principal amount of the Note at redemption prices ranging from 104 percent to 110 percent of the principal amount being redeemed, depending upon when the redemption occurs.

      In addition, the Maxxim Note was subject to mandatory redemption in annual principal installments of $l.4 million which began on May 1, 1999 at premiums starting at 7 percent and decreasing by 1 percent each year. The Company did not make the mandatory principal redemption payment on May 1, 1999. The Amendment provided that the past due mandatory principal redemption payment due May 1, 1999 and redemption payments payable on May 1, 2000 were deferred until May 1, 2002. The Maxxim Note also requires the Company to redeem 40 percent of the Maxxim Note upon the completion of a public offering. As amended, the Note is convertible into common stock at a conversion price of $2 per share. Upon any default under the Maxxim Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately before the default. The Maxxim Note also provides anti dilution protection, including the adjustment of the conversion price upon the occurrence of certain events, including the issuance of common stock for less than the conversion price.

      ENRAF - NONIUS CREDIT FACILITY

       Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a bank in The Netherlands, (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings of up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,661,000 at June 30, 2000, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at June 30, 2000) plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets, and renews annually. At June 30, 2000, there were no funds available for borrowing under this revolving credit facility.

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


RESULTS OF OPERATIONS

      The Company operates Enraf-Nonius as a distinct separate unit, apart from the Company's operations in the United States due to geographic considerations. Accordingly, the following discussion of results of operations is presented separately for Henley - U.S. and Enraf-Nonius. To more accurately report the profitability of each segment, management has allocated to Enraf-Nonius certain corporate costs that have been incurred by Henley-U.S. for the three and six months ended June 30, 2000. The allocated costs include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding inter-company payable from Enraf-Nonius to Henley-U.S using the incremental borrowing rate of Enraf-Nonius. All prior period amounts, for all periods presented herein, have been restated to consistently reflect the allocations.


 HENLEY - U.S.

      Sales during the quarter ended June 30, 2000 decreased 61% to $1,882,000, compared to $4,798,000 for the same period last year. Sales for the six-month period ended June 30, 2000 were $5,085,000 compared to $10,921,000 for the six months ended June 30, 1999. The decline in sales is primarily the result of inadequate working capital, which has adversely affected the Company's ability to purchase supplies and raw materials to manufacture and deliver products. Demand for the Company's products is strong and the Company has a current backlog of $2,044,000.

      To address the revenue shortfall, the Company has several initiatives designed to increase sales:

      1) To alleviate the adverse impact of it's working capital shortfall, the Company has placed increased emphasis on the timely conversion of accounts receivable and inventory into cash and has initiated a plan to satisfy past due payables and to purchase products and supplies under favorable terms.

      2) The Company is placing increased emphasis on working with and expanding its sales network and providing products and services to increase the success of the sales network.

      3) The Company is increasing its effort to bring Enraf-Nonius branded products, such as treatment beds, electrotherapy and ultrasound devices, rehabilitation equipment and other Enraf-Nonius branded products, to the US market. In some cases this may require approval from the FDA such as the recently granted market clearance for the Enraf-Nonius Sonopuls 190, an economic alternative to many of the existing US ultrasound units. The Company is currently in the process of requesting FDA market clearance for several more Enraf-
          Nonius products and expects to request approval for additional products in the future.

      4) The Company is in the process of launching its e-commerce initiative, which it believes will provide a worldwide portal for product information, healthcare content and educational features related to the non-invasive treatment of acute and chronic pain. The Company has already enhanced its web sites and it believes it will be able to use its existing internet presence, customer service centers and distribution facilities to grow revenues.

      Gross profit for the quarter ended June 30, 2000 decreased 91% to $191,000 compared to $2,094,000 for the same period last year. For the six months ended June 30, 2000, gross profit decreased 68% to $1,414,000 compared to $4,437,000 for the same period in 1999. Gross margin as a percentage of sales in 2000 decreased when compared to the same periods in 1999 due to lower net sales and underutilization of manufacturing capacity.


      For the quarter ended June 30, 2000, selling, general and administrative expenses decreased by $1,084,000 from $2,068,000 to $983,000 in 2000, a decrease of approximately 52%. For the six-month period ended June 30, 2000 selling, general and administrative expenses decreased by $1,002,000 to $2,570,000 in 2000 or 28% from $3,572,000 for the same period in 1999. This decrease is due primarily to the Company's restructuring which included downsizing of various departments throughout the Company as part of management's initiative to reduce expenses and improve efficiency. As a percentage of revenues, selling, general and administrative costs increased from approximately 33% for the six months ended June 30, 1999 to approximately 51% percent for the six-months ended June 30, 2000. The increase as a percent of revenue is primarily attributable to decreased net sales without a corresponding decrease in selling, general and administrative costs. The Company will continue its efforts to reduce its expense structure. Management is continually evaluating all aspects of the Company's operation and implementing measures to improve efficiency and decrease costs.

      Depreciation and amortization expense decreased $256,000 from $333,000 for the quarter ended June 30, 1999 to $77,000 for the quarter ended June 30, 2000. This decrease is due to certain non-competition agreements becoming fully amortized along with NCI goodwill being fully expensed at December 31, 2000. For the six months ended June 30, 2000 depreciation and amortization decreased 36% to $419,000 from $651,000 reported for the six months ended June 30, 1999. This decrease was due primarily to write off of NCI at December 31,1999.

      For the three months ended June 30, interest expense increased $84,000 from $325,000 to $409,000 or 26%. Interest expense increased $29,000 from $657,000 to $686,000 or 4% for the six months ended June 30, 2000. This increase is the result of interest associated with the bridge loan in favor of The Endeavour Capital Fund entered into in connection with the sale of Series D Shares. Management will continue to focus on reducing overall indebtedness and as a result, interest expense.

      Henley-US reported a net loss of approximately $1,354,000 for the quarter ended June 30, 2000, which included expenses of $350,000 related to the private placement and renewing of it's senior credit facility and $251,000 related to it's restructuring efforts. During the comparable period of 1999 net income was $22,000, which included other income of approximately $1,200,000 reflecting a gain from estimated insurance proceeds from a fire at the Company's Sugar Land facility. For the six-months ended June 30, 2000 the Company reported a loss of $2,347,000 compared to net income of $157,000 for the same period in 1999.

      With the strategic initiatives underway to improve overall performance, the Company intends to focus its resources in the following areas:

o   Strengthening distribution channels;

o   Expanding US distribution of Enraf-Nonius products;

o   Reducing expenses and improving efficiencies;

o   Introducing new Enraf-Nonius products to the US market;

o   Reducing debt;

o   Obtaining approval for the Microlight 830; and

o   Applying e-commerce solutions to improving overall performance.

ENRAF-NONIUS

      For the quarter ended June 30, 2000, Enraf - Nonius' revenues increased $3,010,000 or 43% to $10,022,000 compared to $7,012,000 reported for the same period in 1999. For the six months ended June 30, 2000, Enraf - Nonius' revenues increased $6,281,000 or 44% to $20,508,000 compared to $14,227,000 reported for the same period in 1999. The increase in revenues was due primarily to shipments related to large projects such as Indonesia and Ghana. Enraf - Nonius continues to be awarded on large projects and was recently awarded the contract for a new project of approximately $1,500,000 in the Philippines.

      Gross profit for the quarter ended June 30, 2000 was approximately $2,384,000 or 24% compared to approximately $2,470,000 or 35% for the same period in 1999. Gross profit for the six-months ended June 30, 2000 was approximately $5,255,000 or 26% compared to approximately $5,098,000 or 36% for the same period in 1999. Gross profit as a percentage of sales decreased due to the lower margins on the large projects and lower sales of Enraf's higher margin core business during the second quarter of 2000.

      Operating expenses for the quarter ended June 30, 2000 were approximately $1,877,000 or 19% of revenues compared to approximately $2,077,000 or 30% percent reported for the same period in 1999. Operating expenses for the six months ended June 30, 2000, were approximately $4,385,000 or 21% of revenues compared to approximately $4,452,000 or 31% reported for the same period in 1999. The decrease in operating expenses resulted primarily from cost saving measures implemented in 1999 and from lower incremental cost related to large projects.

      Net income for the quarter ended June 30, 2000 was approximately $4,000 or 0.03% of sales compared to approximately $169,000 or 2% of sales reported for the period in 1999. For the six months ended June 30, 2000 net income was $61,000 or approximately 0.3% of sales compared to approximately $287,000 or 2% of sales reported for the same period in 1999.

     Management believes that the continued successful implementation of cost reductions and the potential synergies to be gained by combining the core products of Henley - U.S. with Enraf-Nonius' international distribution system will enable Enraf-Nonius to achieve and maintain positive cash flow. Additionally, management believes that increased distribution of Enraf - Nonius products in the US will provide manufacturing efficiencies that may have a positive impact on Enraf - Nonius' profitability.

      To continue to improve its performance, Enraf - Nonius will focus its resources in the following areas:

o   Strengthening distribution channels and sales of core products;

o   Assisting in the expansion of US distribution of Enraf-Nonius products;

o   Reducing expenses and improving efficiencies;

o   Reducing debt and continuing to improve cash flow; and

o   Applying e-commerce solutions to improving overall performance.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had a working capital deficit of approximately $359,887. The Company entered into recent financing transactions in an attempt to improve its working capital position, including renegotiating its Line of Credit with Comerica, renegotiating the Maxxim Note, selling $2,500,000 of Series D Shares, and paying some of its vendor claims with shares of Company Common Stock. Although the Amended Loan Agreement allows for additional borrowings, as of June 30, 2000, the amount available under the Line of Credit was only $309,000. The funds provided from operations for the six month period ended June 30, 2000 was $1,129,396. The only other sources of liquidity for the Company consists of proceeds from the sale of its equity securities and the disposal of assets.

SERIES D SHARES. On May 23, 2000, the Company sold in a private placement 2,500 shares of the Company's Series D Shares convertible into shares of the Company's Common Stock for an aggregate purchase price of $2,500,000. The proceeds of the private placement were used to reduce bank debt, pay vendors and for operating capital. In connection with the acquisition of the Series D Shares, the Purchasers also were issued warrants to acquire 200,000 shares of Common Stock. An additional 1,000 Series D shares for a purchase price of $1,000,000 will be paid by the Purchasers upon notice by the Company to the escrow agent specifying the Additional Closing Date; provided however, that the Additional Closing will not occur until the later of (i) September 3, 2000 or (ii) 10 days after the notice is delivered. See Notes to Consolidated Financial Statements.

      In addition, The Endeavour Capital Fund S.A. was issued a warrant to acquire 50,000 shares of Common Stock in connection with the $200,000 bridge loan provided by it prior to the private placement. The warrant expires May 1, 2005 and has an exercise price of $2.00 per share. The bridge loan was repaid out of proceeds received from the sale of Series D Shares.

AMENDED LOAN AGREEMENT. On May 23, 2000, the Company entered into the Amended Loan Agreement with Comerica. The Amended Loan Agreement is effective as of March 3, 2000. The Amended Loan Agreement provides for (i) a Line of Credit, with permitted borrowings of up to $5,200,000 through April 1, 2002 and (ii) three Term Notes in the original amounts of $1,430,000, $1,616,000 and $1,260,000, respectively. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (9.5% at June 30, 2000) plus one and one-half percent per annum. Prior to the Company entering into the Amended Loan Agreement, it had no amounts available for borrowing under the Line of Credit and its borrowings exceeded its borrowing base. As of June 30, 2000, the Company had $309,000 available for borrowing under the Line of Credit. See Notes to Consolidated Financial Statements.

ENRAF-NONIUS CREDIT FACILITY. Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into the Enraf-Nonius Credit Facility. The agreement provides for aggregate borrowings of up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,661,000 at June 30, 2000, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at June 30, 2000) plus 1 percent per annum. At June 30, 2000, there were no funds available for borrowing under this revolving credit facility. See Notes to Consolidated Financial Statements.

MAXXIM NOTE. Effective May 1, 2000, the Company amended the Maxxim Note with respect to certain interest payments and mandatory redemption provisions. The Amendment provides that all past due interest installments are deferred until May 1, 2002. The Amendment also provides that such interest installments, which were due on May 1 and November 1, 2000, are deferred until May 1, 2002. The Amendment also provided that the past due mandatory principal redemption payment due on May 1, 1999 and redemption payments payable on May 1, 2000 were deferred until May 1, 2002. See Notes to Consolidated Financial Statements.

      While the Company has successfully renegotiated the Line of Credit, the Maxxim Note and has sold new equity securities, it still has a negative working capital position and a limited amount of funds available from operations. Under the terms of the Amended Loan Agreement with Comerica, as long as the Company stays within the prescribed borrowing base and in compliance with the agreement, there are no restrictions on the use of the collections of operating revenues. While these steps have improved the Company's ability to purchase supplies and raw materials to manufacture and deliver products, there are no assurances that the Company's working capital position has improved enough to successfully continue operations. Also, additional capital may be needed to satisfy outstanding vendor obligations, overdue royalty obligations, the Maxxim Note and outstanding debt obligations under the Line of Credit with Comerica. While the Company has negotiated an additional sale of Series D Shares for $1,000,000, there can be no assurance that the funding will be sufficient to continue current operations. As previously disclosed in the Company's Annual Report on Form 10-KSB as filed with the SEC for the year ended December 31, 1999, as amended, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet obligations as they become due.

      The Company may pursue the sale of some of its assets and/or the sale equity securities in order to reduce its indebtedness and obtain working capital. The sale of equity securities could, however, result in dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's Common Stock.

There can be no assurance that the Company will be successful selling additional securities or selling assets at attractive prices. If the Company is not successful in quickly eliminating or reducing its working capital deficit and satisfying its outstanding debt obligations, the Company may not be able to continue its current operations and there will be substantially increased doubt as to the Company's ability to continue as a going concern.

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this report are forward-looking statements. These forward looking statements include, without limitation, statements regarding the Company's estimate of the sufficiencey of its existing capital resources and its ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the timing of regulatory approvals required to market certain of the Company's products. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, it can not give any assurance that such expectations reflected in these forward looking statements will prove to have been correct.

      When used in this report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Since these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

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


ITEM 3: DISCLOSURE ABOUT MARKET RISK

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


                            PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

      NIVA MEDICAL COMPANY V. HENLEY HEALTHCARE, INC.; CAUSE NO. 112679; IN THE 240TH JUDICIAL DISTRICT COURT OF FORT BEND COUNTY, TEXAS

      This is a breach of contract case wherein the plaintiff alleges that the Company has failed to pay him certain commissions owed under a written Trade Representative Agreement entered into between plaintiff and the Company. Plaintiff has also demanded an accounting of the Company's records to determine the amount of commissions allegedly owed. The Company timely filed an answer. The case is in the very early stages of discovery. The Company believes this claim is without merit and intends to vigorously defend this matter.

      The Company has been dismissed as a defendant in a whistle blower case filed in United States District Court in Tampa, Florida. This suit was initiated by a former employee of Rehabilicare, Inc., and the United States government has intervened as a co-plaintiff under the false claims act.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following sales of unregistered securities occurred during the quarter ended June 30, 2000, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended and Regulation D:

      On May 23, 2000, The Company, sold in a private placement 2,500 shares of the Company's Series D Shares, convertible into shares of the Company's Common Stock, for an aggregate purchase price of $2,500,000. Each of the Purchasers are accredited investors. In connection with the acquisition of the Series D Shares, the Purchasers were also issued warrants to acquire 200,000 shares of Common Stock. An additional 1,000 Series D shares for a purchase price of $1,000,000 will be paid by the Purchasers upon notice by the Company to the escrow agent specifying the Additional Closing Date. The placement agent, Union Atlantic LC and Union Atlantic Capital L.C., received a commission of 11% which was paid by the issuance of 275 Series D Shares, as well as warrants to acquire 125,000 shares. The placement agent also will be entitled to an 11% commission on any amounts received at the Additional Closing. (See the Notes to Consolidated Financial Statements).

      On May 23, 2000, The Endeavour Capital Fund S.A. was issued a warrant to acquire 50,000 shares of Common Stock in connection with the $200,000 bridge loan provided by it prior to the private placement. The bridge loan was repaid out of proceeds received from the sale of Series D Shares. (See the Notes to Consolidated Financial Statements).

      During May 2000, the Company also issued 580,610 shares of its Common Stock to certain vendors (the "Vendors") in connection with the settlement of $990,415 outstanding payments to such Vendors.

      The Company has filed a registration statement covering the resale of shares of Common Stock issued to certain Vendors, (ii) the Common Stock issuable on conversion of the Series D Shares, and (iii) the Common Stock issuable on exercise of the Warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-Q:

      EXHIBIT
        NO.                               DESCRIPTION
      -------                             -----------

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

       3.5    -- Statement of Designation of Rights and Preferences of the

      EXHIBIT
        NO.                                 DESCRIPTION
      -------                               -----------

                 Series C Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on April 20, 1999).

       3.6 -- Statement of Designation of Rights and Preferences of the Series D Convertible Preferred Stock of Henley Healthcare, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

       4.20 -- Registration Rights Agreement dated as of May 19, 2000, by and among Henley Healthcare, Inc., The Endeavour Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust Reg. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on June 7,
                 2000).

       4.21   -- Form of Series D Warrant. (Incorporated herein by reference to
                 Exhibit 4.2 to the Company's Current report on Form 8-K as filed on June 7, 2000).

      10.26   -- Securities Purchase Agreement dated as of May 19, 2000, between
                 Henley Healthcare, Inc., The Endeavor Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust Reg. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.27   -- Financial Consulting Agreement dated as of May 8, 2000 by and among Henley Healthcare, Inc., Union Atlantic LC and Union Atlantic Capital, L.C. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.28   -- Second Amended and Restated Loan Agreement dated effective as of March 3, 2000 by and between Henley Healthcare, Inc. and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.29*  -- Fourth Amendment to Subordinated Note to that certain
                 Convertible Subordinated Promissory Note dated effective as of May 1, 2000 between Lasermedics, Inc. and Maxxim Medical, Inc.

      27.1*   -- Financial Data Schedule.


(b)   Reports on Form 8-K

      The Company filed the following report on Form 8-K during the three-month period ended June 30, 2000:

o Current Report on Form 8-K dated June 7, 2000 filed to report, among other things, that the Company had completed a private offering of its securities and renegotiated its credit agreement with Comerica Bank-Texas.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HENLEY HEALTHCARE, INC.
                                             (Registrant)

Date: August 21, 2000                        By: /s/ JAMES L. STURGEON
                                                 ---------------------------
                                                     James L. Sturgeon
                                                     Executive Vice President
                                                     & Chief Accounting Officer)


                             HENLEY HEALTHCARE, INC.
                              EXHIBITS TO FORM 10-Q
                                 for the quarter
                               ended June 30, 2000

                                INDEX OF EXHIBITS

      Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing:

      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
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

       3.6 -- Statement of Designation of Rights and Preferences of the Series D Convertible Preferred Stock of Henley Healthcare, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

       4.20 -- Registration Rights Agreement dated as of May 19, 2000, by and among Henley Healthcare, Inc., The Endeavour Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust

                 Reg. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

       4.21   -- Form of Series D Warrant. (Incorporated herein by reference to
                 Exhibit 4.2 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.26   -- Securities Purchase Agreement dated as of May 19, 2000, between
                 Henley Healthcare, Inc., The Endeavor Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust Reg. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.27   -- Financial Consulting Agreement dated as of May 8, 2000 by and among Henley Healthcare, Inc., Union Atlantic LC and Union Atlantic Capital, L.C. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.28   -- Second Amended and Restated Loan Agreement dated effective as of March 3, 2000 by and between Henley Healthcare, Inc. and Comerica Bank-Texas. (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

      10.29*  -- Fourth Amendment to Subordinated Note to that certain
                 Convertible Subordinated Promissory Note dated effective as of May 1, 2000 between Lasermedics, Inc. and Maxxim Medical, Inc.

      27.1*   -- Financial Data Schedule.