Form 10-Q
period 2000-09-30
HENLEY HEALTHCARE INC
filed 2000-11-20
CIK 890284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

Yes [X]  No [ ]

As of November 17, 2000, the registrant had 15,172,001 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements."

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
   December 31, 1999................................................         4

Consolidated Statements of Operations for the Nine and Three Months
   Ended September 30, 2000 and 1999 (Unaudited)....................         5

Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2000 and 1999 (Unaudited)....................         6

Notes to Consolidated Financial Statements..........................         7

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2000            1999
                                                                                   -------------    -------------
                                ASSETS                                              (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $     684,946    $     535,294
    Accounts receivable, net of allowance for doubtful
       accounts of $973,000 and $756,407, respectively .........................       4,893,569        7,695,984
    Inventory ..................................................................       8,740,663       11,264,286
    Prepaid expenses ...........................................................         188,583          220,643
    Assets held for sale .......................................................       2,161,123             --
    Other current assets .......................................................          56,200          116,200
                                                                                   -------------    -------------
    TOTAL CURRENT ASSETS .......................................................      16,725,084       19,832,407

PROPERTY, PLANT AND EQUIPMENT, net .............................................       3,069,859        5,901,070
INTANGIBLE AND OTHER LONG-LIVED ASSETS, net ....................................      14,411,299       17,315,359
                                                                                   -------------    -------------
    TOTAL ASSETS ...............................................................   $  34,206,242    $  43,048,836
                                                                                   =============    =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit .............................................................   $   3,580,000    $   9,670,200
    Current maturities of long-term debt .......................................       3,930,725        7,324,205
    Accounts payable ...........................................................       5,285,089        7,220,012
    Accrued expenses and other current liabilities .............................       5,092,915        6,707,485
                                                                                   -------------    -------------
    TOTAL CURRENT LIABILITIES ..................................................      17,888,729       30,921,902

INTEREST PAYABLE ...............................................................         507,902          364,774
LONG-TERM DEBT, net of current maturities ......................................       9,319,564        4,579,711
OTHER LONG-TERM LIABILITIES ....................................................       2,371,000        3,100,000
                                                                                   -------------    -------------
    TOTAL LIABILITIES ..........................................................      30,087,195       38,966,387
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock - $.10 par value; 2,500,000 shares authorized; Series A
      Preferred stock - 5,000 shares authorized;
        100 and 1,035 shares issued and outstanding ............................              10              103
      Series B Preferred stock - 8,000 shares authorized;
        2,900 and 4,700 shares issued and outstanding ..........................             290              470
      Series C Preferred stock - 2,250 shares authorized;
        750 shares issued and outstanding ......................................              75               75
      Series D Preferred stock - 3,885 shares authorized;
        1,191 shares issued and outstanding ....................................             119             --
    Common stock - $.01 par value; 20,000,000 shares authorized;
        15,050,601 and 6,411,139 issued; 14,771,601 and 6,132,139
        outstanding ............................................................         150,506           64,111
    Additional paid-in capital .................................................      35,558,468       29,337,454
    Cumulative translation adjustment ..........................................        (913,859)        (493,528)
    Accumulated deficit ........................................................     (30,450,383)     (24,600,057)
    Treasury stock, at cost, 279,000 common shares .............................        (226,179)        (226,179)
                                                                                   -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY .................................................       4,119,047        4,082,449
                                                                                   -------------    -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................   $  34,206,242    $  43,048,836
                                                                                   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
NET SALES ..............................................      $ 32,878,618       $ 41,766,215       $  7,285,564       $ 16,618,308
COST OF SALES ..........................................        23,651,117         27,652,267          4,727,094         12,039,491
                                                              ------------       ------------       ------------       ------------
GROSS PROFIT ...........................................         9,227,501         14,113,948          2,558,470          4,578,817

OPERATING EXPENSES:
   Selling, general and administrative .................         9,003,833         10,730,809          2,994,142          3,638,613
   Research and development ............................           238,061            639,571             52,531            216,540
   Depreciation and amortization .......................         1,878,095          1,997,234            608,733            660,255
                                                              ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS ..........................        (1,892,488)           746,334         (1,096,936)            63,409

INTEREST EXPENSE .......................................         1,441,233          1,412,751            405,055            492,497
OTHER (INCOME) EXPENSE, net ............................          (124,690)          (794,695)          (120,059)           (17,476)
                                                              ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES ......................        (3,209,031)           128,278         (1,381,932)          (411,612)

PROVISION FOR INCOME TAXES .............................          (655,000)          (578,000)          (196,000)          (482,000)
                                                              ------------       ------------       ------------       ------------
NET LOSS ...............................................      $ (3,864,031)      $   (449,722)      $ (1,577,932)      $   (893,612)
                                                              ============       ============       ============       ============
Preferred Stock Dividends ..............................      $ (1,986,295)      $   (706,799)      $ (1,881,528)      $   (115,357)
                                                              ------------       ------------       ------------       ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .............      $ (5,850,326)      $ (1,156,521)      $ (3,459,460)      $ (1,008,969)
                                                              ============       ============       ============       ============
NET LOSS PER COMMON SHARE - basic and diluted ..........      $      (0.71)      $      (0.20)      $      (0.32)      $      (0.17)
                                                              ============       ============       ============       ============
SHARES USED IN COMPUTING NET LOSS PER
   COMMON SHARE - basic and diluted ....................         8,292,802          5,726,563         10,691,796          5,833,695
                                                              ============       ============       ============       ============
COMPREHENSIVE LOSS:
   Net Income (Loss) ...................................      $ (3,864,031)      $   (449,722)      $ (1,560,168)      $   (893,612)
   Foreign Currency Translation Gain (Loss) ............          (420,330)          (550,843)          (735,505)           185,202
                                                              ------------       ------------       ------------       ------------
TOTAL COMPREHENSIVE LOSS ...............................      $ (4,284,361)      $ (1,000,565)      $ (2,313,437)      $   (708,410)
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net Loss ................................................................   $ (3,864,031)     $   (449,722)

     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization expense ..............................      1,878,095         1,997,234
          Interest expense imputed on notes payable ..........................        237,202            (7,225)
          Provision for doubtful accounts ....................................        411,577           308,747
          Issuance of common stock for services ..............................        500,207            32,500
          Gain on involuntary conversion .....................................           --            (797,965)
          Non-cash provision for income taxes ................................        655,000           578,000
          Changes in operating assets and liabilities:
            Decrease in accounts receivable ..................................      2,669,822         1,521,204
            Decrease in inventory ............................................      2,244,639           300,866
            (Increase) decrease in prepaid expenses and other current
               assets ........................................................         92,060          (157,841)
            Decrease in other long-term assets ...............................           --             547,000
            Decrease in accounts payable and accrued liabilities .............     (3,830,962)       (3,545,844)
                                                                                 ------------      ------------
            Total adjustments ................................................      4,857,640           776,676
                                                                                 ------------      ------------
         Net cash provided by operating activities ...........................        993,609           326,954

Cash flows from investing activities:
     Capital expenditures ....................................................       (231,977)         (105,639)
                                                                                 ------------      ------------
         Net cash used in investing activities ...............................       (231,977)         (105,639)

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock and warrants ..............      3,595,416           623,750
     Proceeds from issuance of common stock ..................................           --              50,000
     Payments of dividends on preferred stock ................................           --            (471,629)
     Proceeds from involuntary conversion, net of expenses ...................           --             975,973
     Net payments on lines of credit, debt & other long-term liabilities .....     (3,787,065)       (1,562,622)
                                                                                 ------------      ------------
         Net cash used in financing activities ...............................       (191,649)         (384,528)

Effect of translation exchange rate changes on cash ..........................       (420,331)            5,906
                                                                                 ------------      ------------
Net increase (decrease) in cash and cash equivalents .........................        149,652          (157,307)

Cash and cash equivalents at beginning of period .............................        535,294           490,649
                                                                                 ------------      ------------
Cash and cash equivalents at end of period ...................................   $    684,946      $    333,342
                                                                                 ============      ============
Supplemental disclosures of cash flow information:
Cash paid during the period for interest .....................................   $  1,109,662      $  1,275,751
Non-cash provision for income taxes resulting in reduction of goodwill .......   $    655,000      $    578,000

The accompanying notes are an integral part of these consolidated financial statements.

                    HENLEY HEALTHCARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

      The accompanying unaudited interim consolidated financial statements of Henley Healthcare, Inc. and Subsidiaries (collectively, the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the United States Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, as reported in the Company's 1999 Form 10-KSB, as amended, have been omitted. Certain reclassifications have been made to prior period balances to conform to current period presentation.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended September 30, 2000, the Company incurred a net loss of approximately $1,578,000 and had a working capital deficit at September 30, 2000, of approximately $1,164,000. As of December 31, 1999, and through expiration of the agreement on March 3, 2000, the Company was in default of certain financial and other covenants under its line of credit with Comerica Bank - Texas ("Comerica"). The lender had waived the default. In May 2000, the Company renegotiated its line of credit with Comerica, renegotiated its convertible note with Maxxim Medical, Inc.("Maxxim"),and sold shares of Series D Convertible Preferred Stock, par value $.10 per share (the "Series D Shares") for $2,500,000. In September 2000, the Company sold an additional $1,000,000 of Series D shares making the total Series D shares sold for the nine month period ending September 30, 2000 equal to $3,500,000 (see Note 5 and 7). During the nine months ending September 2000, the Company satisfied some of its vendor claims with shares of the Company's common stock, par value $.01 per share (the "Common Stock").

      Under the terms of the amended and restated credit agreement with Comerica, as long as the Company stays within the prescribed borrowing base and in compliance with the agreement, there are no restrictions on the use of the collections of operating revenues. While these steps have improved the Company's ability to purchase supplies and raw materials to manufacture and deliver products, there are no assurances that the Company's working capital position has improved enough to successfully continue operations. Also, additional capital will likely be needed to satisfy outstanding vendor obligations, overdue royalty obligations, the note with Maxxim and outstanding debt obligations under the line of credit with Comerica. As previously disclosed in the Company's Annual Report on Form 10-KSB as filed with the SEC for the year ended December 31, 1999, as amended, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph stating that the Company's continued operations are dependent upon its ability to obtain additional financing to meet obligations as they become due.

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

3. SALE OF FACILITIES

      The Company has listed its Sugar Land, Texas land and buildings for sale and management expects such sale to occur in early 2001, although there can be no assurances that the sale, if any, will occur. Accordingly, the Company has reclassified its Sugar Land, Texas land and buildings as current assets held for sale. The net book value of these assets at September 30, 2000 is approximately $2,161,000. The related debt of approximately $2,200,000 has been included in current maturities of long-term debt.

4. SEGMENT REPORTING:

      The Company has two reportable segments: Henley Healthcare, Inc., in the United States (Henley - U.S.) and its wholly owned subsidiary Enraf-Nonius, which is based in The Netherlands. Both Henley - U.S., and Enraf-Nonius specialize in the development, manufacture, distribution, and sale of medical products. The two entities are operated separately due to geographic considerations. Inter-segment revenues are not significant. The only significant non-cash items reported in the respective segments' profit or loss is depreciation and amortization.

      To more accurately report the profitability of each segment, management has allocated to Enraf-Nonius certain corporate costs that have been incurred by Henley- U.S. for the periods ended September 30, 2000 and 1999. The allocated costs include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding inter-company payable from Enraf-Nonius to Henley-U.S using the incremental borrowing rate of Enraf-Nonius. All other costs are allocated based on actual amounts incurred by Henley-U.S. that are directly attributable to Enraf-Nonius or one-half of those centrally incurred costs that benefit both segments. All prior period amounts, for all periods presented herein, have been restated to consistently reflect the allocations.

      The following table summarizes certain financial information for each of the Company's reportable segments for the nine and three months ended September 30, 2000 and 1999:

                                          HENLEY - U.S.   ENRAF-NONIUS    CONSOLIDATED
                                          ------------    ------------    -------------
Nine months ended September 30, 2000
Revenues from unaffiliated customers ..   $  7,081,000    $ 25,798,000    $  32,879,000
Gross Profit ..........................      2,091,000       7,137,000        9,228,000
Net Income (loss) before income taxes .     (3,869,000)        660,000       (3,209,000)
Net Income (loss) .....................     (3,869,000)          5,000       (3,864,000)

Nine months ended September 30, 1999
Revenues from unaffiliated customers ..   $ 15,210,000    $ 26,556,000    $  41,766,000
Gross Profit ..........................      5,964,000       8,150,000       14,114,000
Net Income (loss) before income taxes .       (313,000)        441,000          128,000
Net Income (loss) .....................       (313,000)       (137,000)        (450,000)
                                          HENLEY - U.S.   ENRAF-NONIUS   CONSOLIDATED
                                          ------------    ------------    -------------
Three months ended September 30, 2000
Revenues from unaffiliated customers ..   $  1,996,000    $  5,290,000    $   7,286,000
Gross Profit ..........................        676,000       1,882,000        2,558,000
Net Income (loss) before income taxes .     (1,522,000)        140,000       (1,382,000)
Net Income (loss) .....................     (1,522,000)        (56,000)      (1,578,000)


Three months ended September 30, 1999
Revenues from unaffiliated customers ..   $  4,289,000    $ 12,329,000    $  16,618,000
Gross Profit ..........................      1,570,000       3,009,000        4,579,000
Net Income (loss) before income taxes .       (742,000)        330,000         (412,000)
Net Income (loss) .....................       (742,000)       (152,000)        (894,000)

5. STOCKHOLDERS' EQUITY:

      In January 2000, the Company received $95,416 for the exercise of warrants issued in connection with its November 1999 private placement offering of such warrants.

      During April 2000, the Company issued 28,738 shares of its Common Stock as compensation for services received and recorded related compensation expense of $57,101 based on the market price of the Common Stock on the measurement dates. During September the Company issued 5,000 shares of its Common Stock as compensation for services received and recorded related compensation expense of $6,187 based on the market price of the Common Stock on the measurement dates.

      During January 2000, the Company issued 25,000 shares for services and recorded related general and administrative expense of $58,755 based on the market price of the Common Stock on the measurement dates.

      During July 2000, the Company issued 100,490 shares of its Common Stock as prepayment of computer consulting. The values of the services are based on the market price of the Common Stock on the date the service is provided. At September 30, 2000 the service was valued at $72,253.

      During the quarter ended September 30, 2000, the Company issued 114,394 shares of its Common Stock to vendors as settlement for approximately $465,000 of outstanding invoices. For the nine months ended September 30, 2000, a total of 695,000 shares of common stock have been issued to settle debt of approximately $1,355,000.

      During the nine months ended September 30, 2000, certain holders of the Company's Series A Preferred Stock converted an aggregate of 935 shares of Series A Preferred Stock into an aggregate of 474,920 shares of Common Stock. In addition during the nine months ended September 30, 2000, certain holders of the Company's Series A Preferred Stock received an aggregate of 66,396 shares of Common Stock for dividends and penalties related to their preferred shares.

      During the nine months ended September 30, 2000, certain holders of the Company's Series B Preferred Stock converted an aggregate of 1,800 shares of Series B Preferred Stock into an aggregate of 1,905,452 shares of Common Stock. In addition during the nine months ended September 30, 2000, certain holders of the Company's Series B Preferred Stock converted premiums earned on their preferred stock into an aggregate of 351,669 shares of Common Stock.

      During the nine months ended September 30, 2000, certain holders of the Company's Series D Preferred Stock converted an aggregate of 2,693 shares of Series D Preferred Stock into an aggregate of 4,943,071 shares of Common Stock. In addition during the nine months ended September 30, 2000, certain holders of the Company's Series D Preferred Stock received an aggregate of 42,722 shares of Common Stock for dividends related to their preferred shares.

6. INCOME TAXES:

      The Company has recorded a provision for income taxes related to net income earned by its Enraf-Nonius, B.V. subsidiary. This provision does not represent a cash income tax liability due to the expected usage of the available net operating loss carryforwards. Since the net operating loss carryforwards have been fully reserved against, the provision for income taxes has been reflected as a reduction of goodwill and identifiable intangibles associated with the acquisition of Enraf-Nonius.

7. FINANCING:

      SERIES D PREFERRED STOCK PLACEMENT

      On May 23, 2000 and September 5, 2000, the Company, sold in a private placement 2,500 and 1,000 Series D Shares, respectively, convertible into shares of the Common Stock, for an aggregate purchase price of $2,500,000 and $1,000,000, respectively. The proceeds of the private placement were used to reduce bank debt, pay vendors and for operating capital. The purchasers were The Endeavour Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust Reg (collectively, the "Purchasers"), each of which are accredited investors. In connection with the issuance of the Series D Shares, the Purchasers also were issued warrants to acquire 280,000 shares of Common Stock. The warrants expire May 31, 2005 and have an exercise price of $1.99 per share. The estimated fair value of the warrants total approximately $250,000 and have been recorded as a cost of capital in additional paid-in capital. The Series D Shares bear a 6% cumulative dividend payable to the holders of the Series D Shares on the date of each conversion into shares of Common Stock. The dividends shall be payable in cash or in Common Stock at the Company's option. The Series D Shares are convertible into the Company's Common Stock at the lesser of (i) 105% of the average closing bid price for the Company's Common Stock as reported by Bloomberg L.P. for the 10 consecutive trading days immediately proceeding the initial issuance of the Series D shares (the "Fixed Conversion Price"), or (ii) the amount obtained by multiplying .8 by the average closing bid price for the Company's Common Stock as reported by Bloomberg L.P.for the lowest three trading days during the period beginning on the fifteenth day prior to the conversion date for such conversion and ending on such conversion date. The Fixed Conversion Price for the shares issued in both May and September 2000 is $1.59 per share.

      In connection with the issuance of the Series D Shares, the Company incurred a deemed dividend on each sale. Such dividends are calculated as the discount from fair value as of the date of the initial sale of the Series D Shares to investors. The aggregate discount amount of $1,339,943 has been treated as dividends to the holders of the Series D Shares and was recorded during the nine months ended September 30, 2000. Also, the Company recorded preferred stock dividends, premiums and penalties of $484,237 during the nine months ended September 30, 2000 payable to the holders of the Series A, B, C and D Preferred Stock pursuant to the terms of the respective agreements.

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

      The placement agent, Union Atlantic LC and Union Atlantic Capital L.C., received a commission of 11% which was paid by the issuance of 275 Series D Shares on the May 23,2000 placement and 110 Series D shares on the September 5, 2000 placement. Additionally, the placement agent received warrants to acquire an aggregate 175,000 shares of Common Stock, respectively, at a price equal to 110% of the warrants issued to the Purchasers, with expiration dates in May and September 2004. The fair value of the Series D Shares of approximately $385,000 and the fair value of the warrants of approximately $137,000 have been recorded as a cost of capital.

      In addition, The Endeavour Capital Fund S.A. was issued a warrant to acquire 50,000 shares of Common Stock in connection with the $200,000 bridge loan provided by it prior to the private placement. The warrant expires May 1, 2005 and has an exercise price of $2.00 per share. The fair value of the warrants of approximately $50,000 has been recorded as interest expense during the quarter ended June 30, 2000. The bridge loan was repaid out of proceeds received from the sale of Series D Shares.

      Pursuant to the terms of the Statement of Designation of Rights and Preferences of the Series D Preferred Stock, the Company is not required to issue shares of its Common Stock on conversion of the Preferred Stock unless such shares have been approved for listing on the exchange or market on which the Common Stock is trading. The Company received shareholder approval to issue shares of Common

Stock in excess of Nasdaq limitations at the annual shareholders meeting held on August 29, 2000.

      COMERICA AMENDED LOAN AGREEMENT

      On May 23, 2000, the Company entered into a Second Amended and Restated Loan Agreement with Comerica (the "Amended Loan Agreement"). The Amended Loan Agreement is effective as of March 3, 2000. The Amended Loan Agreement provides for (i) a revolving loan ("Line of Credit"), with permitted borrowings of up to $5,200,000 through April 1, 2002 and (ii) three term loans in the original amounts of $1,430,000 ("Term Note A"), $1,616,000 ("Term Note B") and $1,260,000
("Term Note C"). Term Note A, Term Note B and Term Note C (collectively, the "Term Notes") are payable in monthly installments of $23,833, $7,000 and $8,978, respectively, plus interest, through September 30, 2002, April 30, 2011 and February 12, 2013, respectively. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (9.5% at September 30, 2000) plus one and one-half percent per annum, until the respective maturity dates at which the interest payable for such note will be the maximum rate allowed under applicable law. Term Note B is callable by Comerica beginning on April 1, 2002 and each anniversary thereafter. All of the borrowings from Comerica are secured by substantially all the assets of the Company. The total amount available for borrowing under the Line of Credit is the lesser of (i) $5,200,000 and (ii) a variable borrowing base calculated based on the amount and type of accounts receivable and the value of certain items of inventory. Prior to the Company entering into the Amended Loan Agreement, it had no amounts available for borrowing under the Line of Credit, and its borrowings exceeded its borrowing base. As of September 30, 2000, the Company had $300,000 available for borrowing under the Line of Credit, as amended.

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

      In addition, the Maxxim Note was subject to mandatory redemption in annual principal installments of $l.4 million which began on May 1, 1999 at premiums starting at 7 percent and decreasing by 1 percent each year. The Company did not make the mandatory principal redemption payment on May 1, 1999. The Amendment provided that the past due mandatory principal redemption payment due May 1, 1999 and redemption payments payable on May 1, 2000 were deferred until May 1, 2002. The Maxxim Note also requires the Company to redeem 40 percent of the Maxxim Note upon the completion of a public offering. As amended, the Note is convertible into common stock at a conversion price of $2 per share. Upon default under the Maxxim Note, the conversion price will be automatically adjusted to an amount equal to the lesser of the conversion price then in effect or 80 percent of the average market price for the Company's common stock for the 30 trading days immediately before the default. The Maxxim Note also provides anti dilution protection, including the adjustment of the conversion price upon the occurrence of certain events, including the issuance of common stock for less than the conversion price.

      ENRAF - NONIUS CREDIT FACILITY

       In connection with the acquisition of Enraf-Nonius in May 1998, the Company entered into a revolving credit facility with a bank in The Netherlands, (the "Enraf-Nonius Credit Facility"). The agreement provides for aggregate borrowings of up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,580,000 at September 30, 2000, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at September 30, 2000) plus 1 percent per annum. The Enraf-Nonius Credit Facility is secured by Enraf-Nonius' accounts receivable, inventory and certain fixed assets. The Enraf-Nonius Credit Facility renews annually and has restrictions on payments that may be made to Henley Healthcare, Inc. At September 30, 2000, there were no funds available for borrowing under this revolving credit facility.

8.  Contingencies

      The Company is currently delinquent in filing certain regulatory informational reports and has recently filed other delinquent informational filings. These filings may be subject to penalties which cannot be currently estimated.

9.  Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101) which provides guidance related to revenue recognition. The Company is required to adopt SAB 101 by the fourth quarter of 2000. Upon its adoption, SAB 101 will be effective as of January 1, 2000, at which time the Company would be required to report any changes in revenue recognition as a cumulative change in accounting principle. The Company does not believe the impact of SAB 101 will have a material effect on its financial position and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the pain management and rehabilitation industry, seasonal trends in sales, capital expenditures and other costs relating to the integration of operations, the introduction of new products or services by the Company or its competitors, the mix of the products and services sold and the channels through which they are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service, marketing or other decisions that could have a material adverse effect on the Company's business, results of operations and financial condition. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and other detailed information contained in the Company's Annual Report for fiscal year 1999 filed with the SEC on Form 10-KSB, as amended.

RESULTS OF OPERATIONS

      The Company operates Enraf-Nonius as a distinct separate unit, apart from the Company's operations in the United States due to geographic considerations. Accordingly, the following discussion of results of operations is presented separately for Henley - U.S. and Enraf-Nonius. To more accurately report the profitability of each segment, management has allocated to Enraf-Nonius certain corporate costs that have been incurred by Henley-U.S. for the three and nine months ended September 30, 2000. The allocated costs include interest expense, personnel costs and certain selling, general and administrative costs. Interest expense is allocated based on the average outstanding inter-company payable from Enraf-Nonius to Henley U.S using the incremental borrowing rate of Enraf-Nonius. All prior period amounts, for all periods presented herein, have been restated to consistently reflect the allocations.

HENLEY - U.S.

      Revenue during the quarter ended September 30, 2000 decreased 54% to $1,996,000, compared to $4,289,000 for the same period last year. Revenue for the nine-month period ended September 30, 2000 decreased 53% to $7,081,000 compared to $15,210,000 for the nine months ended September 30, 1999. The decline in sales is primarily the result of inadequate working capital, which has adversely affected the Company's ability to purchase supplies and raw materials to manufacture and deliver products. Demand for the Company's products is strong as the Company has a current backlog of approximately $2,100,000. There can be no assurances that this demand will continue or that the current backlog will not be canceled due to the Company's inability to deliver products.

      Many of the initiatives described in the quarterly report for the period ending June 30, 2000 have been delayed because of recent management turnover and realignment. To address the revenue shortfall, the Company has several initiatives designed to increase sales:

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

      3) The Company is reorganizing its sales team along product lines to focus marketing efforts and product support

      Gross profit for the quarter ended September 30, 2000 decreased 57% to $676,000 compared to $1,570,000 for the same period last year. For the nine months ended September 30, 2000, gross profit decreased 65% to $2,091,000 compared to $5,964,000 for the same period in 1999. Gross margin as a percentage of sales in 2000 decreased when compared to the same periods in 1999 due to lower net sales and underutilization of manufacturing capacity.

      For the quarter ended September 30, 2000, selling, general and administrative expenses decreased by $171,000 from $1,731,000 to $1,560,000 in 2000. For the nine-month period ended September 30, 2000 selling, general and administrative expenses decreased by $1,245,000 to $3,901,000 in 2000 from $5,146,000 for the same period in 1999. This 24% decrease is due primarily to the Company's restructuring that included downsizing of various departments throughout the Company as part of management's initiative to reduce expenses and improve efficiency. As a percentage of revenues, selling, general and administrative costs increased from approximately 34% for the nine month ended September 30, 1999 to approximately 55% percent for the nine-months ended September 30, 2000. The increase as a percent of sales is primarily attributable to decreased net sales without a corresponding decrease in selling, general and administrative costs. The Company will continue its efforts to reduce its expense structure. Management is continually evaluating all aspects of the Company's operation and implementing measures to improve efficiency and decrease costs.

      Depreciation and amortization expense decreased $12,000 from $322,000 for the quarter ended September 30, 1999 to $310,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2000 depreciation and amortization decreased 2% to $956,000 from $973,000 reported for the nine months ended September 30, 1999. This decrease was due primarily to write off of NCI at December 31, 1999.

      For the three months ended September 30, 2000 interest expense increased $41,000 from $372,000 to $413,000 or 11%. Interest expense increased $69,000 or 7% from $1,030,000 to $1,099,000 for the nine months ended September 30, 2000. This increase is the result of interest imputed on the Maxxim note. Management will continue to strive toward reducing overall indebtedness and as a result, interest expense.

      Henley-US reported a net loss of approximately $3,869,000 for the nine months ended September 30, 2000, which included expenses of approximately $150,000 related to the private placement and renewing of it's senior credit facility and $350,000 related to its restructuring efforts. During the comparable period of 1999 net loss was $313,000, which included other income from a gain on insurance from a fire at the Company's Sugar Land facility.

      With the strategic initiatives underway to improve overall performance, the Company intends to continue to focus its resources in the following areas:

o   Strengthening distribution channels;

o   Increasing sales of core products;

o   Reducing expenses and improving efficiencies;

o   Improving quality and efficiency of its manufacturing operations;

o   Reducing debt; and

o Obtaining approval for the Microlight 830.

ENRAF-NONIUS

      For the quarter ended September 30, 2000, Enraf-Nonius' revenues decreased $7,039,000 or 57% to $5,290,000 compared to $12,329,000 reported for the same period in 1999. The decrease in revenues during the third quarter is a result of a decrease in shipments to Indonesia as the shipment of goods is substantially complete. For the nine months ended September 30, 2000, Enraf-Nonius' revenues decreased $758,000 or 3% to $25,798,000 compared to $26,556,000 reported for the same period in 1999. The decrease in revenues was due primarily to a reduction in shipments to Indonesia.

      Gross profit for the quarter ended September 30, 2000 was approximately $1,882,000 or 36% of revenues compared to approximately $3,009,000 or 24% of revenues for the same period in 1999. In the third quarter gross profit as a percentage of revenues increased due to a reduction in revenues from large projects that have lower margins than Enraf-Nonius core business. Gross profit for the nine-months ended September 30, 2000 was approximately $7,137,000 or 28% of revenues compared to approximately $8,150,000 or 31% of revenues for the same period in 1999. Gross profit as a percentage of revenues decreased due to the lower margins on the large projects and lower revenues of Enraf-Nonius higher margin core business during 2000.

      Operating expenses for the quarter ended September 30, 2000 were approximately $1,750,000 or 33% of revenues compared to approximately $2,640,000 or 21% of revenues reported for the same period in 1999. Operating expenses for the nine months ended September 30, 2000, were approximately $6,135,000 or 24% of revenues compared to approximately $7,092,000 or 27% reported for the same period in 1999. The decrease in operating expenses resulted from cost saving measures implemented by management and start up expenses incurred in 1999 related to the Indonesian contract.

      Net loss for the quarter ended September 30, 2000 was approximately $56,000 or 1% of revenue compared to a net loss of approximately $152,000 or 1% of revenue reported for the period in 1999. For the nine months ended September 30, 2000 net income was $5,000 compared to a loss of approximately $137,000 reported for the same period in 1999.

     Management believes that the continued successful implementation of cost reductions will enable Enraf-Nonius to maintain positive cash flow. Additionally management believes that increased distribution of Enraf-Nonius products in the United States will provided manufacturing efficiencies that may have a positive impact on Enraf-Nonius' profitability.

      To continue to improve its performance, Enraf - Nonius will focus its resources in the following areas:

o   Strengthening distribution channels and sales of core products;

o   Development of a North American distribution network;

o   Reducing expenses and improving efficiencies; and

o   Reducing debt and continuing to improve cash flow.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, the Company had a working capital deficit of approximately $1,164,000. During 2000, the Company has entered into financing transactions in an attempt to improve its working capital position, including renegotiating its Line of Credit with Comerica, renegotiating the Maxxim Note, selling $3,500,000 of Series D Shares, and paying some of its vendor claims with shares of Company Common Stock. Although the Amended Loan Agreement allows for additional borrowings, as of September 30, 2000, the amount available under the Line of Credit was only $300,000. The funds provided from operations for the nine-month period ended September 30, 2000 was $994,000. The only other sources of liquidity for the Company consist of proceeds from the sale of its equity securities and the disposal of assets. The sale of preferred shares is resulting in substantial dilution to common shareholders.

      SERIES D SHARES. On September 5, 2000, the Company, sold an additional 1,000 Series D Shares for an aggregate purchase price of $1,000,000. The Purchaser The Endeavour Capital Fund S.A., Esquire Trade & Invest, Inc., and Celeste Trust Reg had previously acquired 2,500 Series D Shares on May 23, 2000. See Notes to Consolidated Financial Statements.

      The Series D Shares bear a 6% cumulative dividend payable to the holders of the Series D Shares on the date of each conversion into shares of Common Stock. The dividends shall be payable in cash or in Common Stock at the Company's option. The Series D Shares are convertible into the Company's Common Stock at the lesser of (i) the "Fixed Conversion Price", or (ii) the amount obtained by multiplying .8 by the average closing bid price for the Company's Common Stock as reported by Bloomberg L.P. for the lowest three trading days during the period beginning on the fifteenth day prior to the conversion date for such conversion and ending on such conversion date.

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

      The placement agent, Union Atlantic LC and Union Atlantic Capital L.C., received a commission of 11% which was paid by the issuance of 110 Series D Shares. The placement agent also received a warrant to purchase 50,000 shares of common stock.

      Pursuant to the terms of the Statement of Designation of Rights and Preferences of the Series D Preferred Stock, the Company is not required to issue shares of its Common Stock on conversion of the Preferred Stock unless such shares have been approved for listing on the exchange or market on which the Common Stock is trading. The Company received shareholder approval to issue shares of Common Stock in excess of Nasdaq limitations at the annual shareholders meeting held on August 29, 2000.

AMENDED LOAN AGREEMENT. On May 23, 2000, the Company entered into the Amended Loan Agreement with Comerica. The Amended Loan Agreement is effective as of March 3, 2000. The Amended Loan Agreement provides for (i) a Line of Credit, with permitted borrowings of up to $5,200,000 through April 1, 2002 and (ii) three Term Notes in the original amounts of $1,430,000, $1,616,000 and $1,260,000, respectively. Interest on the Line of Credit and three term loans is payable monthly and is calculated at a rate equal to the Prime Rate (9.5% at September 30, 2000) plus one and one-half percent per annum. Prior to the Company entering into the Amended Loan Agreement, it had no amounts available for borrowing under the Line of Credit and its borrowings exceeded its borrowing base. As of September 30, 2000, the Company had $300,000 available for borrowing under the Line of Credit. See Notes to Consolidated Financial Statements.

ENRAF-NONIUS CREDIT FACILITY. Pursuant to acquiring Enraf-Nonius in May 1998, the Company entered into the Enraf-Nonius Credit Facility. The agreement provides for aggregate borrowings of up to $7,500,000, subject to a revised borrowing base calculation derived from Enraf-Nonius' eligible accounts receivable and inventory. The Enraf-Nonius Credit Facility had an outstanding balance of $3,580,000 at September 30, 2000, and is subject to interest, payable monthly, at the rate of AIBOR (3.5 percent at September 30, 2000) plus 1 percent per annum. The Enraf-Nonius Credit Facility renews annually and has restrictions on payments that may be made to Henley Healthcare, Inc. At September 30, 2000, there were no funds available for borrowing under this revolving credit facility. See Notes to Consolidated Financial Statements.

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

      The Company may pursue the sale of some of its assets and/or the sale of equity securities in order to reduce its indebtedness and obtain working capital. The sale of equity securities could, however, result in dilution to the percentage ownership interests of existing shareholders and could also adversely affect the market price of the Company's Common Stock.

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

      These statements should be read carefully because they discuss the Company's expectations about its future performance, contain projections of its future operating results or its future financial condition, or state other "forward looking" information. Investors in the Company's common stock should be aware that the occurrence of any of the events that constitute risk for the Company as described in this report could substantially harm the Company's business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of the Company's common stock could decline, and the investor could lose all or part of their investment.

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

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. The local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union. The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross border price transparency. The Company is assessing Euro issues related to its product pricing, contract, treasury operations and accounting systems. Although evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following sales of unregistered securities occurred during the quarter ended September 30, 2000, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended and Regulation D:

      On September 5, 2000, the Company, sold in a private placement 1,000 shares of the Company's Series D Shares, convertible into shares of the Company's Common Stock, for an aggregate purchase price of $1,000,000. Each of the Purchasers are accredited investors. The Purchasers had previously purchased 2,500 Series D Shares on May 23, 2000. The placement agent, Union Atlantic LC and Union Atlantic Capital L.C., received a commission of 11% which was paid by the issuance of 110 Series D Shares, as well as warrants to acquire 50,000 shares. The placement agent had received 2.75 Series D Shares and warrants to purchase 125,000 shares of Common Stock on May 23, 2000. (See the Notes to Consolidated Financial Statements).

      During the quarter ending September 30, 2000, the Company also issued 445,157 shares of its Common Stock to certain vendors (the "Vendors") in connection with the settlement of $360,996 outstanding payments to such Vendors.

      The Company has filed a registration statement covering the resale of shares of (I) the Common Stock issuable on conversion of the Series D Shares, and (ii) the Common Stock issuable on exercise of the Warrants. The Company intends to file a registration statement covering the resale of shares of Common Stock issued to certain of the Vendors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of shareholders was held on August 29, 2000. The holders of 6,034,565 shares of the Company's Common Stock were present at the meeting in person or by proxy and approved the following matters:

ELECTION OF DIRECTORS. The shareholders voted as follows and elected the following seven members to serve as directors of the Company until their successors are duly elected and qualified:

                                                     NUMBER OF       NUMBER OF
NAME OF DIRECTOR                                     VOTES FOR    VOTES WITHHELD
----------------                                     ---------    --------------
Michael M. Barbour ..............................    5,921,955            28,000
Pedro A. Rubio, MD, Ph.D ........................    5,921,955            28,000
Kenneth W. Davidson .............................    5,863,955           100,000
Col. Walter Cunningham ..........................    5,949,955            14,000

J. Terry Manning ................................    5,949,955            14,000
Gabriel L. Shaheen ..............................    5,949,955            14,000
James L. Sturgeon ...............................    5,949,955            14,000

NAME CHANGE. The shareholders voted as follows to amend the Company's Articles of Incorporation to change the Company's name to ePainRx Inc.:

NUMBER OF SHARES              NUMBER OF SHARES        NUMBER OF SHARE
VOTED FOR                     VOTED AGAINST           ABSTAINED
------------------            ----------------        ---------------
5,720,836                         187,209                126,520

NASDAQ LIMITATIONS. The shareholders voted as follows with respect to the issuance of shares of Common Stock in excess of Nasdaq limitations in connection with the sale of Series D Shares:

NUMBER OF SHARES              NUMBER OF SHARES        NUMBER OF SHARE
VOTED FOR                     VOTED AGAINST           ABSTAINED
------------------            ----------------        ---------------
2,200,918                         141,485                 76,674

AUTHORIZED CAPITAL. The shareholders voted as follows to amend the Company's Articles of Incorporation to change increase the authorized capital:

NUMBER OF SHARES              NUMBER OF SHARES        NUMBER OF SHARE
VOTED FOR                     VOTED AGAINST           ABSTAINED
------------------            ----------------        ---------------
5,770,500                         206,815                 57,250

ITEM 5.  OTHER INFORMATION

NAME CHANGE

      On Tuesday, August 29, 2000, the Company announced that it had received shareholder approval to change its name from Henley Healthcare, Inc. to ePainRx Inc. The board of directors has elected to delay the name change for an indefinite period.

      The Company plans to continue operating under its traditional business structure, but will use the Internet as an additional tool for further development and growth of the business. The Company may use ePainRx as a trade name on a limited basis for certain Internet activities.

RESIGNATION

      On September 1, 2000, Michael M. Barbour, President, Chief Executive Officer and a director, resigned. The Board of Directors appointed its Chairman, Dr. Pedro A. Rubio, as interim President and Chief Executive Officer. James L. Sturgeon, formerly Executive Vice President - Finance and Chief Accounting Officer, was appointed Chief Operating Officer. On November 14, 2000, Mr. Sturgeon's title was changed to Chief Financial Officer, Secretary and Treasurer.

On November 3, 2000, Kenneth W. Davidson, director, notified the company of his resignation from the board.

FDA INQUIRY

      The Company has been notified that the FDA has inquired with respect to certain issues relating to recordkeeping and labeling regarding the Company's Medipad and Medigel products. Due to a raw materials problem, the Company has not manufactured the Medipad since December 1999. The Company is currently not marketing the Medigel products. The Company is in the process of responding to the issues raised by the FDA and is cooperating fully in this inquiry.

MICROLIGHT 830

      In July 2000, the FDA requested clarification from the Company with respect to certain points outlined in the PMA submitted to the FDA regarding the Company's Microlight 830, a laser treatment for carpal tunnel syndrome. On September 6, 2000, the Company responded to the FDA's questions. On November 9, 2000, the Company submitted the Quality System Plan and Manufacturing Documentation Supplement to its Premarket Approval Application for the MicroLight 830 to the FDA. This Supplement outlines the Company's capability to manufacture the MicroLight 830 Laser in accordance with the FDA's Quality System
(QS)/GMP regulations. The Company believes it has responded to all the FDA's request for information and expects to have a response from the FDA by March 6, 2001. However, the Company can make no assurances that the Premarket Application will be approved. The FDA response could deny or make additional requests for information.

Sale of Facilities

      On November 8, 2000 the Company received a contract to purchase real estate owned by the company for $2,700,000 with closing anticipated in the first quarter of 2001. The real estate is located at 120 and 140 Industrial Boulevard, Sugar Land, Texas and houses the Companies corporate offices and some of its manufacturing and distribution operations. If the transaction closes, the Company will use the proceeds to reduce debt. The Company believes this transaction will result in lower interest and occupancy expense if and when the sale is completed and it believes that moving it's Sugar Land operations to another facility will have little or no negative impact on the Company. While the Company has accepted the contract, there is no assurance that the transaction will be completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      See "Index to Exhibits" below which lists the documents filed as exhibits herewith.

(b)   Reports on Form 8-K

      The Company filed the following report on Form 8-K during the three-month period ended September 30, 2000:

o Current Report on Form 8-K dated September 1, 2000 filed to report, among other things, that the Company had received FDA approval to sell the Enraf-Nonius' Sonopuls 190 Ultrasound System, and a charter amendment to increase the number of shares of capital stock that the company is authorized to issue, and to announce the resignation of Michael M. Barbour as President, Chief Executive Officer and a director and the appointment of Dr. Pedro A. Rubio, as interim President and CEO and James Sturgeon as Chief Operating Officer.

o Current Report on Form 8-K dated September 21, 2000 filed to report, among other things, that the Company had completed a private offering of its securities.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HENLEY HEALTHCARE, INC.
                                             (Registrant)



Date: November 20, 2000                     /s/ JAMES L. STURGEON
                                            ---------------------------
                                                James L. Sturgeon
                                                Chief Financial Officer

                             HENLEY HEALTHCARE, INC.
                              EXHIBITS TO FORM 10-Q
                                 FOR THE QUARTER
                            ENDED SEPTEMBER 30, 2000

                                INDEX OF EXHIBITS

      Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing:

      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
       3.1 -- Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 as filed on August 14, 1997).

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

       3.5 -- Statement of Designation of Rights and Preferences of the Series D Convertible Preferred Stock of Henley Healthcare, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on April 20,
                 1999).

       3.6 -- Statement of Designation of Rights and Preferences of the Series D Convertible Preferred Stock of Henley Healthcare, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed on June 7, 2000).

       3.7*   -- Articles of Amendment to Articles of Incorporation as filed
                 September 1, 2000, amending the Company's authorized capital stock.

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

      27.1*   -- Financial Data Schedule.